Form 10-Q
period 1994-09-30
BALCOR EQUITY PROPERTIES XII
filed 1994-11-14
CIK 701785

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-11126
                       -------

                           BALCOR EQUITY PROPERTIES-XII
          -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Illinois                                      36-3169763
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                        BALCOR EQUITY PROPERTIES-XII
                      (An Illinois Limited Partnership)

                                BALANCE SHEETS
                  September 30, 1994 and December 31, 1993
                                  (Unaudited)


                                    ASSETS

                                                     1994            1993
                                                --------------  --------------

Cash and cash equivalents                       $     650,535   $     254,442
Escrow deposits                                     2,010,512         777,348
Accounts and accrued interest receivable               17,717          37,388
Deferred expenses, net of accumulated
  amortization of $76,941 in 1994 and
  $243,446 in 1993                                    511,573         197,146
                                                --------------  --------------
                                                    3,190,337       1,266,324
                                                --------------  --------------
Investment in real estate, at cost:
  Land                                              4,359,906       4,359,906
  Buildings and improvements                       39,050,805      39,037,306
                                                --------------  --------------
                                                   43,410,711      43,397,212
  Less accumulated depreciation                    18,392,614      17,441,473
                                                --------------  --------------
Investment in real estate, net
  of accumulated depreciation                      25,018,097      25,955,739
                                                --------------  --------------
                                                $  28,208,434   $  27,222,063
                                                ==============  ==============



                       LIABILITIES AND PARTNERS' DEFICIT


Loan payable - affiliate                        $   1,342,448
Accounts payable                                       67,303   $     217,315
Due to affiliates                                     149,001          93,434
Accrued liabilities, principally real estate
  taxes and interest                                  633,171         394,180
Security deposits                                     145,403         143,598
Mortgage note payable - affiliate                                   1,692,596
Purchase price, promissory and mortgage
  notes payable                                    30,583,418      29,123,240
                                                --------------  --------------
    Total liabilities                              32,920,744      31,664,363

Partners' deficit (37,447 Limited Partnership
  Interests issued and outstanding)                (4,712,310)     (4,442,300)
                                                --------------  --------------
                                                $  28,208,434   $  27,222,063
                                                ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XII
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
           for the nine months ended September 30, 1994 and 1993
                                (Unaudited)


                                                     1994            1993
                                                --------------  --------------
Income:
  Rental and service                            $   6,465,236   $   6,115,140
  Interest on short-term investments                   14,379          14,193
                                                --------------  --------------
      Total income                                  6,479,615       6,129,333
                                                --------------  --------------
Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                      2,165,497       2,256,115
  Interest on short-term loans                         23,416
  Depreciation                                        951,141         944,908
  Amortization of deferred expenses                    58,133          41,624
  Property operating                                2,597,648       2,440,595
  Real estate taxes                                   715,383         677,114
  Property management fees                            322,490         307,384
  Administrative                                      265,917         205,763
                                                --------------  --------------
      Total expenses                                7,099,625       6,873,503
                                                --------------  --------------
Loss before extraordinary item                       (620,010)       (744,170)

Extraordinary item:
  Gain on forgiveness of debt                         350,000         196,519
                                                --------------  --------------
Net loss                                        $    (270,010)  $    (547,651)
                                                ==============  ==============
Loss before extraordinary item
  allocated to General Partner                  $      (6,200)  $      (7,442)
                                                ==============  ==============
Loss before extraordinary item
  allocated to Limited Partners                 $    (613,810)  $    (736,728)
                                                ==============  ==============
Loss before extraordinary item per
  Limited Partnership Interest
  (37,447 issued and outstanding)               $      (16.39)  $      (19.67)
                                                ==============  ==============
Extraordinary item allocated
  to General Partner                            $       3,500   $       1,965
                                                ==============  ==============
Extraordinary item allocated
  to Limited Partners                           $     346,500   $     194,554
                                                ==============  ==============
Extraordinary item per Limited
  Partnership Interest (37,447
  issued and outstanding)                       $        9.25   $        5.20
                                                ==============  ==============
Net loss allocated to General Partner           $      (2,700)  $      (5,477)
                                                ==============  ==============
Net loss allocated to Limited Partners          $    (267,310)  $    (542,174)
                                                ==============  ==============
Net loss per Limited Partnership
  Interest (37,447 issued and outstanding)      $       (7.14)  $      (14.47)
                                                ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XII
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
             for the quarters ended September 30, 1994 and 1993
                                (Unaudited)

                                                     1994            1993
                                                --------------  --------------
Income:
  Rental and service                            $   2,198,271   $   2,047,413
  Interest on short-term investments                    4,535           3,413
                                                --------------  --------------
      Total income                                  2,202,806       2,050,826
                                                --------------  --------------

Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                        732,244         723,507
  Interest on short-term loans                         23,416
  Depreciation                                        317,048         314,971
  Amortization of deferred expenses                    27,546          15,292
  Property operating                                  858,601         852,912
  Real estate taxes                                   249,716         293,127
  Property management fees                            109,933         102,766
  Administrative                                       91,786          74,855
                                                --------------  --------------
      Total expenses                                2,410,290       2,377,430
                                                --------------  --------------
Loss before extraordinary item                       (207,484)       (326,604)

Extraordinary item:
  Gain on forgiveness of debt                         350,000
                                                --------------  --------------
Net income (loss)                               $     142,516   $    (326,604)
                                                ==============  ==============
Loss before extraordinary item
  allocated to General Partner                  $      (2,075)  $      (3,266)
                                                ==============  ==============
Loss before extraordinary item
  allocated to Limited Partners                 $    (205,409)  $    (323,338)
                                                ==============  ==============
Loss before extraordinary item per
  Limited Partnership Interest
  (37,447 issued and outstanding)               $       (5.48)  $       (8.63)
                                                ==============  ==============
Extraordinary item allocated
  to General Partner                            $       3,500            None
                                                ==============  ==============
Extraordinary item allocated
  to Limited Partners                           $     346,500            None
                                                ==============  ==============
Extraordinary item per Limited
  Partnership Interest (37,447
  issued and outstanding)                       $        9.25            None
                                                ==============  ==============
Net income (loss) allocated to General Partner  $       1,425   $      (3,266)
                                                ==============  ==============
Net income (loss) allocated to Limited Partners $     141,091   $    (323,338)
                                                ==============  ==============
Net income (loss) per Limited Partnership
  Interest (37,447 issued and outstanding)      $        3.77   $       (8.63)
                                                ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XII
                      (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
            for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)


                                                     1994            1993
                                                --------------  --------------
Operating activities:
  Net loss                                      $    (270,010)  $    (547,651)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Extraordinary gain on forgiveness of debt      (350,000)       (196,519)
      Depreciation of properties                      951,141         944,908
      Amortization of deferred expenses                58,133          41,624
      Net change in:
        Escrow deposits                               (53,663)        (60,082)
        Accounts and accrued interest
          receivable                                   19,671           2,753
        Accounts payable                             (150,012)        (26,312)
        Due to affiliates                              55,567          13,631
        Accrued liabilities                           238,991          16,097
        Security deposits                               1,805          (1,413)
                                                --------------  --------------
  Net cash provided by operating activities           501,623         187,036
                                                --------------  --------------

Investing activities:
  Improvements to properties                          (13,499)       (169,476)
                                                --------------  --------------
  Net cash used in investing activities               (13,499)       (169,476)
                                                --------------  --------------
Financing activities:
  Repayment of loan payable - affiliate              (350,148)
  Proceeds from refinancing of mortgage
    notes payable                                   9,701,000       5,180,000
  Repayment of mortgage notes payable              (7,565,417)     (4,900,000)
  Funding of capital improvement escrows           (1,179,501)       (454,250)
  Payment of deferred expenses                       (372,560)       (112,140)
  Principal payments on purchase price,
    promissory and mortgage notes payable            (325,405)       (281,378)
                                                --------------  --------------
  Net cash used in financing activities               (92,031)       (567,768)
                                                --------------  --------------

Net change in cash and cash equivalents               396,093        (550,208)
Cash and cash equivalents at beginning of
  period                                              254,442         604,474
                                                --------------  --------------

Cash and cash equivalents at end of period      $     650,535   $      54,266
                                                ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1994 and 1993, the Partnership incurred and paid interest expense on purchase price, promissory and mortgage notes payable to non-affiliates of $2,056,783 and $2,121,283,respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 are:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------- --------    ---------

    Property management fees           $324,360  $114,038      $77,075
     Reimbursement of expenses to
      the General Partner at cost:
        Accounting                       42,639    25,954       20,355
        Data processing                  15,436     6,935       17,459
        Investor communication            4,192     2,552        3,232
        Legal                            11,673     7,105        5,350
        Portfolio management             20,159    12,271       13,218
        Other                            13,470     7,106        4,036

During August 1994, the $1,692,596 second mortgage loan from an affiliate of the General Partner, which was collateralized by the Sandridge - Phase I apartment complex, was retired and replaced with an unsecured General Partner loan. Prior to retirement of the loan, the Partnership incurred interest expense of $108,714 and $134,832 and paid interest expense of $42,184 and $150,077 during the nine months ended September 30, 1994 and 1993, respectively. As of September 30, 1994, the General Partner loan had a balance totaling $1,342,448, plus accrued interest payable thereon of $8,276. During the nine months ended September 30, 1994, the Partnership incurred interest expense on the General Partner loan of $23,416 and paid interest expense of $15,140. Interest expense on the General Partner loan is computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of September 30, 1994, this rate was 5.362%.

4. Loan Refinancings:

(a) In July 1994, the Partnership completed the refinancing of the Sandridge -
Phase I Apartments first mortgage loan. The principal balance on the prior loan was $5,334,000 and bore interest at a rate of 9.025%. The terms of the new loan provide for a $5,921,000 mortgage balance with a 9.275% interest rate, monthly principal and interest payments of $48,818 and a maturity date of August 2001.
Total fees of $195,144 were paid in connection with the refinancing, and approximately $555,000 was required to be deposited into a capital improvement escrow. In addition, a $500,000 note payable due to the seller of the Sandridge
- - - Phase I Apartments was repaid for $150,000 resulting in an extraordinary gain on forgiveness of debt of $350,000.

(b) In September 1994, the Partnership completed the refinancing of the Brierwood Apartments first mortgage loan. The principal balance on the prior loan was $2,081,417 and bore interest at a rate of 9.625%. The terms of the new loan provide for a $3,780,000 mortgage balance with a 9.00% interest rate, monthly principal and interest payments of $29,635 and a maturity date of October 2029. Total fees of $177,416 were paid in connection with the refinancing and approximately $624,000 was required to be deposited into a capital improvement escrow.

                          BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties-XII (the "Partnership") was formed in 1981 to invest in and operate income-producing real property. The Partnership raised $37,447,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire seven real property investments and a minority joint venture interest in one additional real property. During 1988, the Partnership sold two of these properties, and in February 1992, the property in which the Partnership held a minority joint venture interest was also sold. The Partnership continues to operate its five remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

In July 1994, the Partnership recognized a gain on forgiveness of debt in connection with the repayment of the note payable due to the seller of the Sandridge - Phase I Apartments. In addition, rental income increased for several properties due to higher rental and/or occupancy rates in 1994. These are the primary reasons for the decrease in net loss for the nine months and the change to net income for the quarter ended September 30, 1994 when compared to the same periods in 1993. Further discussion of the Partnership's operations are summarized below.

1994 Compared to 1993
- - ---------------------

As a result of higher rental and/or occupancy rates at the Cedar Ridge, Defoors Creek and Somerset Village apartment complexes, rental and service income increased for the nine months and quarter ended September 30, 1994 when compared to the same periods in 1993.

Interest expense on purchase price, promissory and mortgage notes payable decreased during the nine months ended September 30, 1994 when compared to the same period in 1993 due to the interest rate reduction on the Somerset Village mortgage loan during the third quarter of 1993 in accordance with the loan agreement. The Cedar Ridge mortgage refinancing during the second quarter of 1993, which resulted in a lower interest rate and outstanding principal balance, also contributed to the decrease.

In connection with the retirement and replacement of the second mortgage loan collateralized by the Sandridge - Phase I apartment complex with an unsecured General Partner loan, the Partnership recognized interest on short-term loans during 1994.

The refinancings of the Sandridge - Phase I and Brierwood apartment complexes' first mortgage loans required the payment of deferred expenses which are now being amortized over the terms of the mortgage notes payable. As a result, amortization expense increased for the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Property operating expense increased for the nine months ended September 30, 1994 when compared to the same period in 1993 primarily due to higher property maintenance expenditures and insurance premiums at the Defoors Creek, Somerset Village and Sandridge - Phase I apartment complexes, as well as higher utility expenses at the Defoors Creek and Sandridge - Phase I apartment complexes. This increase was partially offset by a decrease in property maintenance expenditures at the Cedar Ridge Apartments.

As a result of increased accounting, portfolio management and legal fees, administrative expenses increased during the nine months and quarter ended September 30, 1994 when compared to the same periods in 1993.

In April 1993, the first mortgage loan collateralized by the Cedar Ridge Apartments was refinanced. The Partnership obtained a discount in connection with the repayment of the prior loan which resulted in a gain on debt forgiveness of $196,519.

In July 1994, the Partnership repaid the $500,000 note payable due to the seller of the Sandridge - Phase I Apartments for $150,000, resulting in a gain on debt forgiveness of $350,000.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership increased as of September 30, 1994 when compared to December 31, 1993 due to improved property operations. The Partnership's cash flow provided by operating activities was generated by cash flow from the properties, which was partially offset by administrative expenses. A portion of this cash was used in investing activities, which consisted of capital expenditures for improvements at Brierwood Apartments. The financing activities reflect proceeds from the refinancings of the Sandridge - Phase I and Brierwood loans which were used for principal payments on the Partnership's purchase price, promissory and mortgage notes payable, repayment of loans payable-affiliate and payment of costs associated with the refinancings.

The Partnership classifies the cash flow of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. During the first nine months of 1994 and 1993, the Brierwood, Defoors Creek, Sandridge - Phase I and Somerset Village apartment complexes generated positive cash flow. The Cedar Ridge Apartments generated positive cash flow during the first nine months of 1994 as compared to a marginal cash flow deficit for the same period in 1993 due to a decrease in interest expense and property maintenance expenditures, as well as an increase in rental income.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interest of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period of the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The mortgage loans collateralized by the Sandridge - Phase I and Brierwood apartment complexes were refinanced in July and September of 1994, respectively. In addition, the second mortgage loan which was outstanding from an affiliate of the General Partner and collateralized by the Sandridge - Phase I Apartments was retired and replaced with an unsecured General Partner loan. See Notes 3 and 4 of Notes to Financial Statements for additional information. As a result of the General Partner's successful efforts to obtain loan modifications as well as refinancings of many existing loans, the Partnership has no third party financing which matures prior to 1998.

To date, investors have received distributions of Net Cash Receipts of $70 and Net Cash Proceeds of $60.50 totaling $130.50 per $1,000 Interest, as well as certain tax benefits. Future distributions will depend on improved cash flow from the Partnership's remaining properties and proceeds from future property sales, as to both of which there can be no assurances.

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

                          BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a)  Exhibits:

(4) Certificate of Limited Partnership set forth as Exhibit 4.1 to the Registrant's Registration Statement on Form S-11 dated July 2, 1982 (Registration No. 2-76947) and Form of Confirmation regarding Interests in the Registrant set-forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-11126) are hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR EQUITY PROPERTIES-XII



                              By: /s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Partners-XII, the General Partner



                              By: /s/Allan Wood
                                  ------------------------------
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Partners-XII, the General Partner


Date:  November 14, 1994
       --------------------------