Form 10-K
period 1994-12-31
BALCOR EQUITY PROPERTIES XII
filed 1995-03-28
CIK 701785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-11126
                       -------

                          BALCOR EQUITY PROPERTIES-XII
          ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                      36-3169763
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
- ----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                       -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
- ----------------

Balcor Equity Properties-XII (the "Registrant") is a limited partnership formed in 1981 under the laws of the State of Illinois. The Registrant raised $37,447,000 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investment in and operation of income-producing real property, and all financial information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire seven real property investments and a minority joint venture interest in one additional real property. Three properties have been disposed of, including the property in which the Registrant held a minority joint venture interest. The Registrant currently owns the five remaining properties described under "Properties" (Item
2). The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

During 1994, institutionally owned and managed multi-family residential properties in many markets continued to experience favorable operating conditions combined with relatively low levels of new construction. These favorable operating conditions were supported by the strong pattern of national economic growth which contributed to job growth and rising income levels in most local economies. However, some rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents were possible, and to monitor and control operating expenses and capital improvement requirements at the properties. Of the Registrant's five properties, during 1994 three generated positive cash flow and two generated marginal cash flow deficits.

Historically, real estate investments have experienced the same cyclical characteristics affecting most other types of long-term investments. While real estate values have generally risen over time, the cyclical character of real estate investments, together with local, regional and national market conditions, has resulted in periodic devaluations of real estate in particular markets, as has been experienced in the last few years. As a result of these factors, it has become necessary for the Registrant to retain ownership of many of its properties for longer than the holding period for the assets originally described in the Prospectus. The General Partner examines the operations of each property and each local market in conjunction with the Registrant's long-term dissolution strategy when determining the optimal time to sell each of the Registrant's properties.

During 1994, the Registrant refinanced two mortgage notes and repaid a note to the seller of a property at a discount. See Item 7. Liquidity and Capital Resources, for additional information.

The Registrant, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Partners-XII, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
- ------------------

As of December 31, 1994, the Registrant owns the five properties described below.

Location                      Description of Property
- --------                      -----------------------

Jacksonville, Florida         Brierwood Apartments: a 196 unit apartment
                              complex located on approximately 17 acres.

Baytown, Texas                Cedar Ridge Apartments: a 276 unit apartment
                              complex located on approximately 13 acres.

Atlanta, Georgia              Defoors Creek Apartments: a 300 unit apartment
                              complex located on approximately 39 acres.

Pasadena, Texas               Sandridge Apartments - Phase I: a 308 unit
                              apartment complex located on approximately
                              12 acres.

Tempe, Arizona                Somerset Village Apartments: a 276 unit apartment
                              complex located on approximately 14 acres.

Each of the above properties is held subject to various mortgages and other forms of financing.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
- -------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1994.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
- ---------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. For information regarding previous distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, below.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 4,037.

Item 6. Selected Financial Data
- -------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------

Total income       $ 8,743,519 $ 8,223,415 $ 8,308,626 $ 7,787,677 $ 7,673,631
Loss before
  extraordinary
  items             (1,032,968)   (952,362)   (445,671) (1,132,755) (1,235,751)
Net (loss) income     (682,968)   (755,843)  3,048,526  (1,132,755) (1,235,751)
Net (loss) income
  per Limited Part-
  nership Interest      (18.06)     (19.98)      80.60      (29.95)     (32.67)
Total assets        27,188,193  27,222,063  28,297,996  29,287,679  31,058,011
Mortgage notes
  payable           30,487,859  30,815,836  31,133,258  33,277,367  33,544,683


Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Summary of Operations
- ---------------------
Balcor Equity Properties - XII (the "Partnership") has recognized extraordinary gains related to the forgiveness of debt during each of 1994, 1993 and 1992, which significantly impacted the Partnership's operating results. Further discussion of the Partnership's operations is summarized below.

Operations
- ----------

1994 Compared to 1993
- ---------------------

As a result of higher rental and/or occupancy rates primarily at the Cedar Ridge, Defoors Creek and Somerset Village apartment complexes, rental and service income increased for 1994 when compared to 1993.

Interest expense on mortgage notes payable decreased during 1994 when compared to 1993 primarily due to the interest rate reduction on the Somerset Village mortgage loan during the third quarter of 1993 in accordance with the loan agreement.

Due to the retirement and replacement of the Sandridge - Phase I Apartments' second mortgage loan with an unsecured General Partner loan, the Partnership recognized interest on short-term loans during 1994.

The refinancings of the Sandridge - Phase I, Cedar Ridge, and Brierwood apartment complexes' first mortgage loans during 1994 and 1993 required the payment of deferred expenses which are amortized over the terms of the mortgage notes payable. As a result, amortization expense increased for 1994 as compared to 1993.

Property operating expense increased for 1994 when compared to 1993 primarily due to higher insurance premiums at all properties as well as higher utility expenses at the Defoors Creek and Cedar Ridge apartment complexes.

Higher expenditures for painting and roof repairs at the Defoors Creek Apartments and roof repairs at the Sandridge - Phase I Apartments resulted in an increase in maintenance and repairs expense during 1994 as compared to 1993. This was partially offset by a decrease at the Cedar Ridge Apartments due to significant repairs and interior upgrades completed during 1993.

As a result of increased data processing, accounting, portfolio management and legal fees, administrative expenses increased during 1994 when compared to 1993.

In July 1994, the Partnership repaid the $500,000 note payable to the seller of the Sandridge - Phase I Apartments for $150,000, resulting in an extraordinary gain on debt forgiveness of $350,000.

In April 1993, the Cedar Ridge Apartments first mortgage loan was refinanced. The Partnership obtained a discount in connection with the repayment of the prior loan which resulted in an extraordinary gain on debt forgiveness of $196,519.

1993 Compared to 1992
- ---------------------

As a result of higher rental rates at the Brierwood, DeFoors Creek, Sandridge Phase - I and Somerset Village apartment complexes, rental and service income increased during 1993 as compared to 1992. This increase was partially offset by a decrease in rental and service income at the Cedar Ridge Apartments due to a decrease in occupancy levels.

Participation in income from joint venture with an affiliate ceased in 1992, since Countryside Village Apartments, in which the Partnership held a minority joint venture interest, was sold during the first quarter of 1992. The Partnership's 1992 participation includes its share of the gain on sale of the property.

Interest expense on mortgage notes payable decreased during 1993 as compared to 1992 as the second mortgage note owed to the seller of the Cedar Ridge apartment complex was forgiven in 1992 as part of a negotiated settlement and the first mortgage was refinanced in the second quarter of 1993 at a lower interest rate. Additionally, the interest rate on the Somerset Village underlying mortgage was reduced in accordance with the loan documents during the second quarter of 1993.

The refinancing of the Cedar Ridge mortgage resulted in the payment of deferred expenses which are now being amortized over the term of the mortgage. As a result, amortization expense increased for 1993 as compared to 1992.

Primarily as a result of repairs and interior upgrades at the Cedar Ridge and Sandridge - Phase I apartment complexes, which included painting, carpet replacement, and roof and pool repairs, maintenance and repairs expense increased during 1993 as compared to 1992.

Real estate taxes increased during 1993 as compared to 1992 due to an increase in the assessed valuation for the DeFoors Creek apartment complex and a higher tax rate for the Sandridge - Phase I apartment complex.

As a result of increased legal, postage, data processing and accounting costs, administrative expenses increased during 1993 as compared to 1992.

In June 1992, the Partnership reached a settlement with the seller of the Cedar Ridge Apartments pursuant to which the seller has forgiven a $1,833,727 note owed to the seller by the Partnership plus accrued interest thereon of $1,660,470. This transaction resulted in a $3,494,197 extraordinary gain on forgiveness of debt for financial statement purposes.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased slightly as of December 31, 1994 when compared to December 31, 1993. The Partnership's cash flow provided by operating activities was generated by cash flow from the properties, which was partially offset by administrative expenses. A portion of this cash was used in investing activities, which consisted of capital expenditures for improvements at Brierwood Apartments. Additional cash was used in financing activities, which consisted of the proceeds from the Sandridge - Phase I and Brierwood loan refinancings less principal payments on the Partnership's mortgage notes payable, partial repayment of loans payable-affiliate and payment of costs and escrows associated with the loan refinancings. See Note 3 of Notes to Financial Statements for additional information regarding the refinancings.

During August 1994, the Sandridge - Phase I Apartments' second mortgage loan of $1,692,596 from an affiliate of the General Partner was retired and replaced with an unsecured General Partner loan. The Partnership partially repaid the loan during 1994 and owes approximately $1,026,000 to the General Partner at December 31, 1994. This loan is expected to be repaid from available cash flow from future property operations, and from proceeds received from the disposition or refinancing of the Partnership's real estate investments, prior to any distributions to Limited Partners.

Although an affiliate of the General Partner has, in certain circumstances, provided mortgage loans for certain properties to the Partnership, there can be no assurance that loans of this type will be available from either an affiliate or the General Partner in the future. The General Partner may continue to provide additional short-term loans to the Partnership or to fund working capital needs or property operating deficits, although there is no assurance that such loans will be available. Should such short-term loans not be available, the General Partner will seek alternative third party sources of financing working capital. However, the current economic environment and its impact on the real estate industry make it unlikely that the Partnership would be able to secure financing from third parties to fund working capital needs or operating deficits. Should additional borrowings be needed and not be available either through the General Partner or third parties, the Partnership may be required to dispose of some of its properties to satisfy these obligations.

The Partnership classifies the cash flow of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1994 and 1993, the Brierwood, Defoors Creek and Somerset Village apartment complexes generated positive cash flow and the Cedar Ridge Apartments generated a marginal cash flow deficit. The Sandridge - Phase I Apartments generated a marginal cash flow deficit during 1994 as compared to positive cash flow during 1993 primarily due to increased maintenance and repair expenditures for roof repairs required by the new lender.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of December 31, 1994, the occupancy rates of the Partnership's properties ranged from 94 to 98%.Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interest of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period of the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. See Note 3 of Notes to Financial Statements for information concerning outstanding balances, maturity dates and interest rates related to each of these mortgage loans. As a result of the General Partner's efforts to obtain loan modifications as well as refinancings of many existing loans, the Partnership has no third party financing which matures prior to 1998.

To date, investors have received distributions of Net Cash Receipts of $70 and Net Cash Proceeds of $60.50 totaling $130.50 per $1,000 Interest, as well as certain tax benefits. Future distributions will depend on improved cash flow from the Partnership's remaining properties and proceeds from future property sales, as to both of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original capital.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to all of the Partnership's properties, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statements and Financial Statement Supplementary Data
- -----------------------------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1994          December 31, 1993
                      -----------------------   -------------------------
                       Financial       Tax       Financial         Tax
                      Statements     Returns     Statements      Returns
                      ----------    ---------    ----------     ---------

Total assets          $27,188,193  $14,566,994   $27,222,063  $14,731,853

Partners' deficit
 accounts:
    General Partner      (595,303)  (1,537,719)     (588,473)  (1,527,950)
    Limited Partners   (4,529,965) (16,096,255)   (3,853,827) (14,887,830)
Net income (loss):
    General Partner        (6,830)      (9,769)       (7,559)      14,713
    Limited Partners     (676,138)  (1,208,425)     (748,284)    (912,537)
    Per Limited Part-
      nership Interest     (18.06)      (32.27)       (19.98)      (24.37)


Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:


     TITLE                                   OFFICERS
     -----                                   --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional

(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.


(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
- -------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of Balcor Partners-XII, the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 7 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Partners-XII and its officers and partners own as a group the following Limited Partnership Interests in the Registrant:

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership

           Interests            70 Interests     Less than 1%

Relatives and affiliates of the partners and officers of the General Partner own nine Limited Partnership Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a & b) See Note 7 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K
- -----------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement of Limited Partnership set forth as
Exhibit 3 to the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 dated June 28, 1983 (Registration
No. 2-76947) is incorporated herein by reference.

(4) Certificate of Limited Partnership set forth as Exhibit 4.1 to the Registrant's Registration Statement on Form S-11 dated July 2, 1982 (Registration No. 2-76947) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-11126) are hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PROPERTIES-XII


                         By:  /s/Allan Wood
                              ---------------------
                              Allan Wood
                              Executive Vice President, and Chief
                              Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Partners-XII, the
                              General Partner

Date: March 24, 1995
      ---------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
- ----------------------   ------------------------------       ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XII,
 /s/Thomas E. Meador     the General Partner                 March 24, 1995
- --------------------                                         --------------
  Thomas E. Meador
                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting Officer) of
                         Balcor Partners-XII, the General
    /s/Allan Wood        Partner                             March 24,1995
- --------------------                                         --------------
     Allan Wood

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Deficit, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1994

Financial Statement Schedules, other than the one listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Equity Properties-XII:

We have audited the financial statements and the financial statement schedule of Balcor Equity Properties-XII (An Illinois Limited Partnership) as listed in the index of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Properties-XII at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.









                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 2, 1995

                       BALCOR EQUITY PROPERTIES-XII
                     (An Illinois Limited Partnership)

                             BALANCE SHEETS
                       December 31, 1994 and 1993



                                 ASSETS


                                                 1994            1993
                                            --------------  --------------
Cash and cash equivalents                   $     203,497   $     254,442
Escrow deposits                                 1,772,962         777,348
Accounts and accrued interest receivable           11,597          37,388
Deferred expenses, net of accumulated
  amortization of $96,606 in 1994
  and $243,446 in 1993                            491,772         197,146
                                            --------------  --------------
                                                2,479,828       1,266,324
                                            --------------  --------------
Investment in real estate:
  Land                                          4,359,906       4,359,906
  Buildings and improvements                   39,058,120      39,037,306
                                            --------------  --------------
                                               43,418,026      43,397,212
  Less accumulated depreciation                18,709,661      17,441,473
                                            --------------  --------------
Investment in real estate, net
  of accumulated depreciation                  24,708,365      25,955,739
                                            --------------  --------------
                                            $  27,188,193   $  27,222,063
                                            ==============  ==============



                          LIABILITIES AND PARTNERS' DEFICIT


Loan payable - affiliate                    $   1,025,724
Accounts payable                                  124,906   $     217,315
Due to affiliates                                 103,393          93,434
Accrued liabilities, principally real
  estate taxes and interest                       427,130         394,180
Security deposits                                 144,449         143,598
Mortgage note payable - affiliate                               1,692,596
Mortgage notes payable                         30,487,859      29,123,240
                                            --------------  --------------
    Total liabilities                          32,313,461      31,664,363

Partners' deficit
  (37,447 Limited Partnership
  Interests issued and outstanding)            (5,125,268)     (4,442,300)
                                            --------------  --------------
                                            $  27,188,193   $  27,222,063
                                            ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                            BALCOR EQUITY PROPERTIES-XII
                          (An Illinois Limited Partnership)

                           STATEMENTS OF PARTNERS' DEFICIT
                 for the years ended December 31, 1994, 1993 and 1992



                                      Partners' Deficit Accounts
                            ----------------------------------------------
                                                General         Limited
                                 Total          Partner       Partners(A)
                            --------------  --------------  --------------

Balance at
  December 31, 1991         $  (6,734,983)  $    (611,399)  $  (6,123,584)

Net income for the year
  ended December 31, 1992       3,048,526          30,485       3,018,041
                            --------------  --------------  --------------
Balance at
  December 31, 1992            (3,686,457)       (580,914)     (3,105,543)

Net loss for the year
  ended December 31, 1993        (755,843)         (7,559)       (748,284)
                            --------------  --------------  --------------
Balance at
  December 31, 1993            (4,442,300)       (588,473)     (3,853,827)

Net loss for the year
  ended December 31, 1994        (682,968)         (6,830)       (676,138)
                            --------------  --------------  --------------
Balance at
  December 31, 1994         $  (5,125,268)  $    (595,303)  $  (4,529,965)
                            ==============  ==============  ==============






(A)  Includes a $70,000 investment by the General Partner.

  The accompanying notes are an integral part of the financial statements.

                              BALCOR EQUITY PROPERTIES-XII
                            (An Illinois Limited Partnership)

                            STATEMENTS OF INCOME AND EXPENSES
                   for the years ended December 31, 1994, 1993 and 1992



                                 1994            1993            1992
                            --------------  --------------  --------------
Income:

  Rental and service        $   8,722,222   $   8,199,819   $   8,095,100
  Interest on short-term
    investments                    21,297          23,596          24,810
  Participation in income
     from joint venture
     with an affiliate                                            188,716
                            --------------  --------------  --------------
      Total income              8,743,519       8,223,415       8,308,626
                            --------------  --------------  --------------


Expenses:

  Interest on mortgage
    notes payable               2,892,591       2,977,647       3,168,285
  Interest on short-term
    loans                          38,671
  Depreciation                  1,268,188       1,263,340       1,254,865
  Amortization of deferred
    expenses                       77,934          56,916          48,407
  Property operating            2,393,503       2,044,164       2,068,201
  Maintenance and repairs       1,425,749       1,252,503         815,771
  Real estate taxes               879,193         890,050         745,046
  Property management fees        434,842         411,253         404,958
  Administrative                  365,816         279,904         248,764
                            --------------  --------------  --------------
      Total expenses            9,776,487       9,175,777       8,754,297
                            --------------  --------------  --------------

Loss before extraordinary
  item                         (1,032,968)       (952,362)       (445,671)

Extraordinary item:
    Gain on forgiveness of
      debt                        350,000         196,519       3,494,197
                            --------------  --------------  --------------
Net (loss) income           $    (682,968)  $    (755,843)  $   3,048,526
                            ==============  ==============  ==============
Loss before extraordinary
  item allocated to
  General Partner           $     (10,330)  $      (9,524)  $      (4,457)
                            ==============  ==============  ==============
Loss before extraordinary
  item allocated to
  Limited Partners          $  (1,022,638)  $    (942,838)  $    (441,214)
                            ==============  ==============  ==============
Loss before extraordinary
  item per Limited
  Partnership Interest
  (37,447 issued and
  and outstanding)          $      (27.31)  $      (25.18)  $      (11.78)
                            ==============  ==============  ==============
Extraordinary item
  allocated to General

  Partner                   $       3,500   $       1,965   $      34,942
                            ==============  ==============  ==============
Extraordinary item
  allocated to Limited
  Partners                  $     346,500   $     194,554   $   3,459,255
                            ==============  ==============  ==============
Extraordinary item per
  Limited Partnership
  Interest (37,447
  issued and outstanding)   $        9.25   $        5.20   $       92.38
                            ==============  ==============  ==============
Net (loss) income
  allocated to General
  Partner                   $      (6,830)  $      (7,559)  $      30,485
                            ==============  ==============  ==============
Net (loss) income
  allocated to Limited
  Partners                  $    (676,138)  $    (748,284)  $   3,018,041
                            ==============  ==============  ==============
Net (loss) income per
  Limited Partnership
  Interest (37,447
  issued and outstanding)   $      (18.06)  $      (19.98)  $       80.60
                            ==============  ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR EQUITY PROPERTIES-XII
                         (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                  for the years ended December 31, 1994, 1993 and 1992


                                 1994            1993            1992
                            --------------  --------------  --------------
Operating activities:
  Net (loss) income         $    (682,968)  $    (755,843)  $   3,048,526
  Adjustments to reconcile
    net (loss) income to
    net cash provided by
    operating activities:
      Extraordinary gain on
        forgiveness of debt      (350,000)       (196,519)     (3,494,197)
      Participation in
        income of joint
        venture with an
        affiliate                                                (188,716)
      Depreciation of
        properties              1,268,188       1,263,340       1,254,865
      Amortization of
        deferred expenses          77,934          56,916          48,407
      Net change in:
        Escrow deposits          (149,547)         71,209          13,828
        Accounts and accrued
          interest
          receivable               25,791         (33,727)         11,677
        Accounts payable          (92,409)         70,728           6,581
        Due to affiliates           9,959          15,315        (116,024)
        Accrued liabilities        32,950          12,836         193,648
        Security deposits             851          (6,928)         (7,889)
                            --------------  --------------  --------------
  Net cash provided
    by operating activities       140,749         497,327         770,706
                            --------------  --------------  --------------
Investing activities:
  Capital contribution to
    joint venture with an
    affiliate                                                     (48,822)
  Improvements to properties      (20,814)       (174,963)        (72,870)
                            --------------  --------------  --------------
  Net cash used in investing
    activities                    (20,814)       (174,963)       (121,692)
                            --------------  --------------  --------------
Financing activities:
  Repayment of loan payable
    - affiliate                  (666,872)
  Proceeds from refinancing
    of mortgage notes
    payable                     9,701,000       5,180,000
  Repayment of mortgage
    notes payable              (7,565,417)     (4,900,000)
  Funding of capital
    improvement escrows          (865,844)       (454,250)
  Disbursement from capital
    improvement escrows            19,777
  Payment of deferred
    expenses                     (372,560)       (111,754)        (19,272)
  Principal payments on
    mortgage notes payable       (420,964)       (386,392)       (310,382)
                            --------------  --------------  --------------
  Net cash used in financing
    activities                   (170,880)       (672,396)       (329,654)

                            --------------  --------------  --------------
Net change in cash and
  cash equivalents                (50,945)       (350,032)        319,360

Cash and cash equivalents
  at beginning of year            254,442         604,474         285,114
                            --------------  --------------  --------------
Cash and cash equivalents
  at end of year            $     203,497   $     254,442   $     604,474
                            ==============  ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) Depreciation expense is computed using straight-line and accelerated methods. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                     Years
                                                     -----

               Buildings and improvements          22 to 30
               Furniture and fixtures                  5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

When properties are sold, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on disposition is recognized in accordance with generally accepted accounting principles.

The Partnership records its investments in real estate at cost, and periodically assesses possible impairment to the value of its properties. In the event that the General Partner determines that a permanent impairment in value has occurred, the carrying basis of the property is reduced to its estimated fair value.

(b) Deferred expenses consist of loan modification and refinancing fees which are amortized over the terms of the respective agreements.

(c) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(d) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership loss or income in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

2. Partnership Agreement:

The Partnership was organized on December 23, 1981; however, operations did not commence until 1982. The Partnership Agreement provides for Balcor Partners-XII to be the General Partner and for the admission of Limited Partners through the sale of up to 40,000 Limited Partnership Interests at $1,000 per Interest, 37,447 of which were sold through November 30, 1982, the termination date of the offering.

The Partnership Agreement provides that the General Partner will be allocated 1% of all profits and losses. One hundred percent of Net Cash Receipts available for distribution shall be distributed to the holders of Interests. However, there shall be accrued for the benefit of the General Partner as its distributive share from operations an amount equivalent to 1% of the total Net Cash Receipts being distributed which will be paid only out of Net Cash Proceeds.

When and as the Partnership sells or refinances its properties, the Net Cash Proceeds resulting therefrom, which are available for distribution, will be distributed only to holders of Interests until such time as holders of Interests have received an amount equal to their Original Capital plus certain levels of return, as specified by the Partnership Agreement. Only after such returns are made to the Limited Partners would the General Partner receive 20% of further distributed Net Cash Proceeds. There have been no cash payments to the General Partner under this provision to date.

3. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1994 and 1993 consisted of the following:

                                  Carrying     Carrying              Final
                                  Amount of    Amount of   Current  Matur-   Current    Estimated
Property Pledged                  Notes at     Notes at   Interest    ity    Monthly     Balloon
as Collateral                     12/31/94     12/31/93     Rate     Date    Payment     Payment
- -----------------                ----------   ----------  --------  ------  ---------   ---------
Apartment Complexes
- -------------------
Brierwood (A)                    $3,776,116   $2,164,822     9.00%    2029  $29,635          None
Cedar Ridge (B)                   5,027,260    5,057,721    10.05%    2000   44,782    $4,806,000
Cedar Ridge (B)                     103,600      103,600    10.05%    2000      868       103,600
Defoors Creek                     6,461,865    6,622,257     9.75%    2011   66,585          None
Defoors Creek                     2,683,252    2,697,790   11.875%    1998   27,721     2,617,000
Sandridge I (C)                   5,905,495    5,334,000    9.275%    2001   48,818     5,556,000
Sandridge I (D)                                  500,000
Somerset Village                  6,530,271    6,643,050    7.875%    1998   52,659     6,083,000
                                -----------  -----------

Mortgage Notes Payable -
Nonaffiliates                    30,487,859   29,123,240


Mortgage Note Payable -
  Affiliate:

Sandridge I (E)                                1,692,596
                                -----------  -----------

  Total                         $30,487,859  $30,815,836
                                ===========  ===========

(A) In September 1994, this loan was refinanced. The interest rate decreased from 9.625% to 9.00%, the maturity date was extended from December 1994 to October 2029 and the monthly payments increased from $27,500 to $29,635. A portion of the proceeds from the new $3,780,000 first mortgage loan were used to repay the existing first mortgage loan of $2,081,417.

(B) In April 1993, this loan was refinanced. The original loan, which had an outstanding balance of $5,205,649, including accrued interest of $94,619, was repaid for $4,900,000 which, after netting the real estate tax escrow balance of $109,130, represents a discount to the Partnership of $196,519, which was recognized as an extraordinary gain. The Partnership used proceeds from the new loans to repay the original loan. The new loans consist of a first mortgage loan of $5,076,400 and a second mortgage loan of $103,600, bear interest at 10.05%, require monthly payments of $45,650 and mature in May 2000. The original loan bore interest at 10.25% and required monthly payments totaling $43,657.

(C) In July 1994, this loan was refinanced. The interest rate increased from 9.025% to 9.275%, the maturity date was extended from December 1994 to August 2001 and the monthly payments increased from $40,116 to $48,818. A portion of the proceeds from the new $5,921,000 first mortgage loan were used to repay the existing first mortgage loan of $5,334,000.

(D) In July 1994, the $500,000 note due to the seller was repaid for $150,000 resulting in an extraordinary gain on forgiveness of debt of $350,000.

(E) In August 1994, this loan was retired and replaced with an unsecured General Partner loan. See Note 7 of Notes to Financial Statements for additional information.

The Partnership's loans described above require current monthly payments of principal and interest except for the Cedar Ridge second mortgage loan which requires interest only payments.

Scheduled maturities of the above mortgage notes payable during each of the next five years are summarized as follows:

                         1995          $   405,000
                         1996              444,000
                         1997              485,000
                         1998            9,119,000
                         1999              392,000

During the years ended December 31, 1994, 1993 and 1992, the Partnership incurred interest expense on mortgage notes payable to non-affiliates of $2,783,877, $2,796,962 and $2,987,600, respectively. The Partnership paid interest of $2,783,877, $2,796,962 and $2,856,735, respectively, during these three years.

4. Management Agreements:

As of December 31, 1994, all of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

5. Investment in Joint Venture with an Affiliate:

The Partnership owned a 15.61% joint venture interest in Countryside Village Apartments. In February 1992, the joint venture sold the property to an unaffiliated party. No proceeds were available from the sale for distribution to the Partnership or the affiliated joint venture partner. For financial statement purposes, the joint venture recognized gains of approximately $1,222,000 from the property sale and the repayment of the mortgage loans at discounts, of which approximately $191,000 was the Partnership's share. In addition to the gains, the Partnership was allocated its share of the loss from operations for 1992 resulting in net income recognized by the Partnership in 1992 of $188,716. The Partnership made a final contribution of $48,822 to the joint venture to pay its share of liabilities and closing costs.

6. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1994 in the financial statements is $535,226 less than the tax loss of the Partnership for the same period.

7. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended        Year Ended        Year Ended
                             12/31/94          12/31/93          12/31/92
                          --------------   ----------------   --------------
                           Paid   Payable   Paid    Payable    Paid   Payable
                          ------  -------  ------   -------   ------  -------

Property management fees $393,340 $39,770  $400,683  $78,945 $502,666 $68,375
Reimbursement of
  expenses to the
  General Partner, at
  cost:
    Accounting             61,502  20,679    37,312    3,109   47,833   3,555
    Data processing        34,079   6,337    17,224    5,588   18,736   1,549
    Investor communica-
      tions                18,146   4,630    17,379    1,448    6,388     474
    Legal                  12,222   5,000     6,555      547   13,095     973
    Portfolio management   38,549  15,320    38,363    3,197   22,614   1,681
    Other                   8,947   2,513     9,751      600   17,261   1,512

During August 1994, the $1,692,596 Sandridge - Phase I second mortgage loan from an affiliate of the General Partner was retired and replaced with an unsecured General Partner loan. Prior to retirement of the mortgage loan, the Partnership incurred interest expense of $108,714 in 1994 and $180,685 in 1993 and 1992 and paid interest expense of $72,184 in 1994 and $180,685 in 1993 and 1992. As of December 31, 1994, the General Partner loan had a balance totaling $1,025,724, plus accrued interest payable thereon of $9,144. During 1994, the Partnership incurred interest expense on the General Partner loan of $38,671 and paid interest expense of $29,527. Interest expense on the General Partner loan is computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of December 31, 1994 this rate was 6.562%.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $91,997, $61,357 and $56,067 for 1994, 1993 and 1992, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.


8. Settlement With Seller:

In June 1992, the Partnership reached a settlement with the seller of Cedar Ridge Apartments. Under the terms of the settlement, the seller has forgiven a $1,833,727 note owed to the seller by the Partnership plus accrued interest thereon of $1,660,470. This transaction resulted in a $3,494,197 extraordinary gain on forgiveness of debt.

                                      BALCOR EQUITY PROPERTIES-XII
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
        Col. A                 Col. B          Col. C                         Col. D
- ---------------------         --------  --------------------    ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership           Subsequent to Acquisition
                                        --------------------    ---------------------------------
                                                   Buildings              Carrying      Reduction
                               Encum-               and Im-    Improve-     Costs       of Basis
     Description               brances    Land    provements     ments       (a)           (b)
- ---------------------          -------  -------- ------------  ---------  ---------     ---------
Brierwood, a 196-unit
  apt. complex in
  Jacksonville, FL               (e)  $  693,630  $ 4,001,370   $264,054    $24,069         None
Cedar Ridge, a 276-unit
  apt. complex in
  Baytown, TX                    (e)     650,000    7,177,000    191,575     11,928         None
Defoors Creek, a 300-
  unit apt. complex in
  Atlanta, GA                    (e)   1,205,000   10,380,000     30,613     30,770         None
Sandridge, a 308-unit
  apt. complex in
  Pasadena, TX                   (e)     925,000    7,115,000       None      9,527         None
Somerset Village, a 276-
  unit apt. complex in
  Tempe, AZ                      (e)     890,000    9,971,938       None      8,363    ($161,811)
                                      ----------  -----------   --------    -------    ---------

    Total                             $4,363,630  $38,645,308   $486,242    $84,657    ($161,811)
                                      ==========  ===========   ========    =======    =========

                                      BALCOR EQUITY PROPERTIES-XII
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
                                               (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
- -------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                              -------------------------------                               ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements     (c)(d)      tion(d)   struction  uired   is Computed
- -------------------       --------  ----------   ----------   ---------   --------- ----- --------------
Brierwood, a 196-unit
  apt. complex in
  Jacksonville, FL      $  697,187 $ 4,285,936  $ 4,983,123 $ 2,424,591     1974    12/82       (f)
Cedar Ridge, a 276-unit
  apt. complex in
  Baytown, TX              650,990   7,379,513    8,030,503   3,261,864     1982    11/82       (f)
Defoors Creek, a 300-
  unit apt. complex in
  Atlanta, GA            1,208,200  10,438,183   11,646,383   5,038,363     1981    6/82        (f)
Sandridge, a 308-unit
  apt. complex in
  Pasadena, TX             926,097   7,123,430    8,049,527   3,354,799     1981    12/82       (f)
Somerset Village, a 276-
  unit apt complex in
  Tempe, AZ                877,432   9,831,058   10,708,490   4,630,044     1981    12/82       (f)
                        ---------- -----------  ----------- -----------

    Total               $4,359,906 $39,058,120  $43,418,026 $18,709,661
                        ========== ===========  =========== ===========

                          BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) Consists of legal fees, appraisal fees, title costs and other related professional fees.

(b) Beginning in 1986, guaranteed income earned on properties under the terms of management and guarantee agreements was recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income related.

(c) The aggregate cost of land for Federal income tax purposes is $3,645,781 and the aggregate cost of buildings and improvements for Federal income tax purposes is $31,070,628. The total of the above-mentioned is $34,716,409.

(d)                      Reconciliation of Real Estate
                         -----------------------------


                                       1994         1993         1992
                                     ----------   ----------   ----------

     Balance at beginning of year   $43,397,212  $43,222,249  $43,149,379

     Additions during year:
       Improvements                      20,814      174,963       72,870
                                    -----------  -----------  -----------

     Balance at close of year       $43,418,026  $43,397,212  $43,222,249
                                    ===========  ===========  ===========

                   Reconciliation of Accumulated Depreciation
                  -------------------------------------------

                                       1994         1993         1992
                                     ----------   ----------   ----------
     Balance at beginning of year   $17,441,473  $16,178,133  $14,923,268

     Depreciation expense for
       the year                       1,268,188    1,263,340    1,254,865
                                    -----------  -----------  -----------

     Balance at close of year       $18,709,661  $17,441,473  $16,178,133
                                    ===========  ===========  ===========

(e) See description of Mortgage Notes Payable in Note 4 of Notes to Financial Statements.

(f) Depreciation expense is computed based upon the following estimated useful lives:

                                                     Years
                                                     -----

               Buildings and improvements          22 to 30
               Furniture and fixtures                  5