Form 10-Q
period 1995-03-31
BALCOR EQUITY PROPERTIES XII
filed 1995-05-11
CIK 701785

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

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

                                BALANCE SHEETS
                     March 31, 1995 and December 31, 1994
                                  (Unaudited)


                                    ASSETS

                                                   1995           1994
                                              -------------  -------------
Cash and cash equivalents                     $    180,812   $    203,497
Escrow deposits                                  1,656,148      1,772,962
Accounts and accrued interest receivable            13,224         11,597
Deferred expenses, net of accumulated
  amortization of $111,760 in 1995
  and $96,606 in 1994                              476,618        491,772
                                              -------------  -------------
                                                 2,326,802      2,479,828
                                              -------------  -------------
Investment in real estate:
  Land                                           4,359,906      4,359,906
  Buildings and improvements                    39,058,120     39,058,120
                                              -------------  -------------
                                                43,418,026     43,418,026
  Less accumulated depreciation                 19,026,708     18,709,661
                                              -------------  -------------
Investment in real estate, net
  of accumulated depreciation                   24,391,318     24,708,365
                                              -------------  -------------
                                              $ 26,718,120   $ 27,188,193
                                              =============  =============

                         LIABILITIES AND PARTNERS' DEFICIT


Loan payable - affiliate                      $    775,724   $  1,025,724
Accounts payable                                   134,907        124,906
Due to affiliates                                   92,186        103,393
Accrued liabilities, principally real estate
  taxes and interest                               279,677        427,130
Security deposits                                  143,601        144,449
Mortgage notes payable                          30,390,082     30,487,859
                                              -------------  -------------
    Total liabilities                           31,816,177     32,313,461

Partners' deficit
  (37,447 Limited Partnership
  Interests issued and outstanding)             (5,098,057)    (5,125,268)
                                              -------------  -------------
                                              $ 26,718,120   $ 27,188,193
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XII
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended March 31, 1995 and 1994
                                (Unaudited)


                                                   1995           1994
                                              -------------  -------------
Income:
  Rental and service                          $  2,252,285   $  2,168,121
  Interest on short-term investments                13,889          5,518
                                              -------------  -------------
      Total income                               2,266,174      2,173,639
                                              -------------  -------------
Expenses:
  Interest on mortgage notes payable               724,876        717,643
  Interest on short-term loans                      13,598
  Depreciation                                     317,047        317,047
  Amortization of deferred expenses                 15,154         15,293
  Property operating                               758,848        768,288
  Real estate taxes                                208,340        235,062
  Property management fees                         111,600        105,562
  Administrative                                    89,500         76,595
                                              -------------  -------------
      Total expenses                             2,238,963      2,235,490
                                              -------------  -------------
Net income (loss)                             $     27,211   $    (61,851)
                                              =============  =============
Net income (loss) allocated to General
  Partner                                     $        272   $       (619)
                                              =============  =============
Net income (loss) allocated to Limited
  Partners                                    $     26,939   $    (61,232)
                                              =============  =============
Net income (loss) per Limited Partnership
  Interest (37,447 issued and outstanding)    $       0.72   $      (1.64)
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XII
                      (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
               for the quarters ended March 31, 1995 and 1994
                                 (Unaudited)


                                                   1995           1994
                                              -------------  -------------
Operating activities:
  Net income (loss)                           $     27,211   $    (61,851)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation of properties                   317,047        317,046
      Amortization of deferred expenses             15,154         15,293
      Net change in:
        Escrow deposits                            102,758        127,092
        Accounts and accrued interest
          receivable                                (1,627)        36,396
        Accounts payable                            10,001       (159,905)
        Due to affiliates                          (11,207)        51,064
        Accrued liabilities                       (147,453)       (86,588)
        Security deposits                             (848)          (839)
                                              -------------  -------------
  Net cash provided by operating activities        311,036        237,708
                                              -------------  -------------

Investing activities:
  Improvements to properties                                       (6,603)
                                                             -------------
  Net cash used in investing activities                            (6,603)
                                                             -------------
Financing activities:
Repayment of loan payable - affiliate             (250,000)
Disbursement from capital improvement
  escrow                                            14,056
Principal payments on mortgage notes payable       (97,777)      (107,480)
                                              -------------  -------------
  Net cash used in financing activities           (333,721)      (107,480)
                                              -------------  -------------

Net change in cash and cash equivalents            (22,685)       123,625
Cash and cash equivalents at beginning
  of period                                        203,497        254,442
                                              -------------  -------------
Cash and cash equivalents at end of period    $    180,812   $    378,067
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1995 and 1994, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $724,876 and $673,212, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1995 were:


                                        Paid       Payable
                                     -----------  ---------

     Property management fees           $39,770      None

     Reimbursement of expenses to
      the General Partner, at cost         None   $88,173


During August 1994, the $1,692,596 second mortgage loan from an affiliate of the General Partner, which was collateralized by the Sandridge - Phase I apartment complex, was retired and replaced with an unsecured General Partner loan. Prior to retirement of the loan, the Partnership incurred interest expense of $44,431 and made no interest payments during the quarter ended March 31, 1994. During the quarter ended March 31, 1995, the Partnership repaid $250,000 of principal, incurred interest expense of $13,598 and paid interest expense of $18,729 on the General Partner loan. As of March 31, 1995, the General Partner loan had a balance of $775,724, plus accrued interest payable of $4,013. Interest expense on the General Partner loan is computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of March 31, 1995, this rate was 6.552%.

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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

Increased rental income at several properties due to higher rental and/or occupancy rates resulted in net income for the Partnership during the quarter ended March 31, 1995 as compared to a net loss during the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- - ---------------------

As a result of higher rental and/or occupancy rates at several of the Partnership's properties, rental income increased for the quarter ended March 31, 1995 when compared to the same period in 1994.

As a result of higher interest rates, interest income on short-term investments increased during the quarter ended March 31, 1995 as compared to the same period in 1994.

Due to the retirement and replacement of the Sandridge - Phase I Apartments' second mortgage loan with an unsecured General Partner loan, the Partnership recognized interest on short-term loans during the quarter ended March 31, 1995.

A lower property assessment at the DeFoors Creek Apartments caused real estate tax expense to decrease during the quarter ended March 31, 1995 when compared to the same period in 1994.

As a result of increased accounting fees, administrative expenses increased during the quarter ended March 31, 1995 when compared to the same period in 1994.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership decreased slightly as of March 31, 1995 when compared to December 31, 1994. The Partnership's cash flow provided by operating activities was generated by cash flow from the properties, which was partially offset by administrative expenses. This cash was used in net financing activities, which consisted of principal payments on the Partnership's mortgage notes payable, partial repayment of the loan payable-affiliate and disbursements from capital improvement escrows.

During 1994, the Sandridge - Phase I Apartments' second mortgage loan of $1,692,596 from an affiliate of the General Partner was retired and replaced with an unsecured General Partner loan. The Partnership has partially repaid the loan and owes $775,724 to the General Partner at March 31, 1995. This loan is expected to be repaid from available cash flow from future property operations, and from proceeds received from the disposition or refinancing of the Partnership's real estate investments, prior to any distributions to Limited Partners.

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

The Partnership classifies the cash flow of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the first quarters of 1995 and 1994, the Brierwood, Defoors Creek, Sandridge - Phase I and Somerset Village apartment complexes generated positive cash flow. The Cedar Ridge Apartments generated positive cash flow during the first quarter of 1995 as compared to a marginal cash flow deficit for the same period in 1994, primarily due to increased rental income and decreased plumbing and roof repairs in 1995.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving property operating performance and seeking rent increases where market conditions allow. As of March 31, 1995, the occupancy rates of the Partnership's properties ranged from 95% to 98%. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interest of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period of the assets originally described in the prospectus.

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1995.

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



                              By: /s/Brian Parker
                                  ------------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Partners-XII, the General
                                  Partner


Date:  May 11, 1995
       --------------------------