Form 10-Q
period 1995-06-30
BALCOR EQUITY PROPERTIES XII
filed 1995-08-10
CIK 701785

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-11126
                       -------

                        BALCOR EQUITY PROPERTIES-XII
           -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                      36-3169763
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                     60015
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 267-1600
                                                   --------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                        BALCOR EQUITY PROPERTIES-XII
                      (An Illinois Limited Partnership)

                                BALANCE SHEETS
                     June 30, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS

                                                   1995           1994
                                              -------------  -------------
Cash and cash equivalents                     $    271,739   $    203,497
Escrow deposits                                  1,665,778      1,772,962
Accounts and accrued interest receivable             1,051         11,597
Prepaid expenses                                   235,831
Deferred expenses, net of accumulated
  amortization of $126,914 in 1995
  and $96,606 in 1994                              461,464        491,772
                                              -------------  -------------
                                                 2,635,863      2,479,828
                                              -------------  -------------
Investment in real estate, at cost:
  Land                                           4,359,906      4,359,906
  Buildings and improvements                    39,058,120     39,058,120
                                              -------------  -------------
                                                43,418,026     43,418,026
  Less accumulated depreciation                 19,343,756     18,709,661
                                              -------------  -------------
Investment in real estate, net
  of accumulated depreciation                   24,074,270     24,708,365
                                              -------------  -------------
                                              $ 26,710,133   $ 27,188,193
                                              =============  =============

                      LIABILITIES AND PARTNERS' DEFICIT

Loan payable - affiliate                      $    970,724   $  1,025,724
Accounts payable                                    96,537        124,906
Due to affiliates                                   20,868        103,393
Accrued liabilities, principally real estate
  taxes and interest                               415,727        427,130
Security deposits                                  149,475        144,449
Mortgage notes payable                          30,290,035     30,487,859
                                              -------------  -------------
    Total liabilities                           31,943,366     32,313,461

Partners' deficit
  (37,447 Limited Partnership
  Interests issued and outstanding)             (5,233,233)    (5,125,268)
                                              -------------  -------------
                                              $ 26,710,133   $ 27,188,193
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XII
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the six months ended June 30, 1995 and 1994
                                (Unaudited)

                                                   1995           1994
                                              -------------  -------------
Income:
  Rental and service                          $  4,549,357   $  4,266,965
  Interest on short-term investments                20,854          9,844
                                              -------------  -------------
      Total income                               4,570,211      4,276,809
                                              -------------  -------------
Expenses:
  Interest on mortgage notes payable             1,447,482      1,433,253
  Interest on short - term loans                    28,396
  Depreciation                                     634,095        634,093
  Amortization of deferred expenses                 30,308         30,587
  Property operating                             1,689,430      1,739,047
  Real estate taxes                                420,795        465,667
  Property management fees                         225,375        212,557
  Administrative                                   202,295        174,131
                                              -------------  -------------
      Total expenses                             4,678,176      4,689,335
                                              -------------  -------------
Net loss                                      $   (107,965)  $   (412,526)
                                              =============  =============
Net loss allocated to General Partner         $     (1,080)  $     (4,125)
                                              =============  =============
Net loss allocated to Limited Partners        $   (106,885)  $   (408,401)
                                              =============  =============
Net loss per Limited Partnership Interest
  (37,447 issued and outstanding)             $      (2.85)  $     (10.91)
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XII
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1995 and 1994
                                (Unaudited)

                                                   1995           1994
                                              -------------  -------------
Income:
  Rental and service                          $  2,297,072   $  2,098,844
  Interest on short-term investments                 6,965          4,326
                                              -------------  -------------
      Total income                               2,304,037      2,103,170
                                              -------------  -------------
Expenses:
  Interest on mortgage notes payable               722,606        715,610
  Interest on short - term loans                    14,798
  Depreciation                                     317,048        317,046
  Amortization of deferred expenses                 15,154         15,294
  Property operating                               930,582        970,759
  Real estate taxes                                212,455        230,605
  Property management fees                         113,775        106,995
  Administrative                                   112,795         97,536
                                              -------------  -------------
      Total expenses                             2,439,213      2,453,845
                                              -------------  -------------
Net loss                                      $   (135,176)  $   (350,675)
                                              =============  =============
Net loss allocated to General Partner         $     (1,352)  $     (3,506)
                                              =============  =============
Net loss allocated to Limited Partners        $   (133,824)  $   (347,169)
                                              =============  =============
Net loss per Limited Partnership Interest
  (37,447 issued and outstanding)             $      (3.57)  $      (9.27)
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES-XII
                      (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
               for the six months ended June 30, 1995 and 1994
                                 (Unaudited)

                                                   1995           1994
                                              -------------  -------------
Operating activities:
  Net loss                                    $   (107,965)  $   (412,526)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation of properties                   634,095        634,093
      Amortization of deferred expenses             30,308         30,587
      Net change in:
        Escrow deposits                           (137,872)       (76,320)
        Accounts and accrued interest
          receivable                                10,546         36,548
        Prepaid expenses                          (235,831)
        Accounts payable                           (28,369)      (167,803)
        Due to affiliates                          (82,525)        82,570
        Accrued liabilities                        (11,403)       110,559
        Security deposits                            5,026          2,089
                                              -------------  -------------
  Net cash provided by operating activities         76,010        239,797
                                              -------------  -------------
Investing activities:
  Improvements to properties                                       (8,960)
                                                             -------------
  Net cash used in investing activities                            (8,960)
                                                             -------------
Financing activities:
  Proceeds from loan payable - affiliate           195,000
  Repayment of loan payable - affiliate           (250,000)
  Disbursements from capital improvement
    escrows                                        245,056
  Payment of deferred expenses                                    (52,500)
  Principal payments on mortgage notes payable    (197,824)      (217,487)
                                              -------------  -------------
  Net cash used in financing activities             (7,768)      (269,987)
                                              -------------  -------------
Net change in cash and cash equivalents             68,242        (39,150)
Cash and cash equivalents at beginning
  of period                                        203,497        254,442
                                              -------------  -------------
Cash and cash equivalents at end of period    $    271,739   $    215,292
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1995 and 1994, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $1,447,482 and $1,343,898, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1995 were:

                                             Paid
                                    ----------------------
                                     Six Months   Quarter      Payable
                                     ----------- ---------    ---------
   Property management fees           $  39,770      None        None
   Reimbursement of expenses to
     the General Partner, at cost       122,727  $122,727      $6,070


During August 1994, the $1,692,596 second mortgage loan from an affiliate of the General Partner, which was collateralized by the Sandridge - Phase I apartment complex, was retired and replaced with an unsecured General Partner loan. Prior to retirement of the loan, the Partnership incurred interest expense of $89,355 and paid interest expense of $37,521 during the six months ended June 30, 1994. During the six months ended June 30, 1995, the General Partner made additional net advances of $55,000 to the Partnership. The Partnership incurred interest expense of $28,396 and paid interest expense of $22,742 on the General Partner loan during this period. As of June 30, 1995, the General Partner loan had a balance of $970,724, plus accrued interest payable of $14,798. Interest expense on the General Partner loan is computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of June 30, 1995, this rate was 6.542%.

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

Operations
----------

Summary of Operations
---------------------

Increased rental income at all of the properties due to higher rental and/or occupancy rates resulted in a decrease in the net loss for the Partnership during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

As a result of higher rental and/or occupancy rates at all of the Partnership's properties, rental income increased for the six months and quarter ended June 30, 1995 when compared to the same periods in 1994.

Primarily as a result of higher interest rates, interest income on short-term investments increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

The September 1994 refinancing of the Brierwood Apartments resulted in a higher outstanding principal balance for the first mortgage loan and increased interest expense on mortgage notes payable during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. This increase was partially offset by the retirement of the Sandridge-Phase I Apartments second mortgage loan in 1994 as described below.

Due to the retirement and replacement of the Sandridge - Phase I Apartments' second mortgage loan with an unsecured General Partner loan, the Partnership recognized interest on short-term loans during the six months and quarter ended June 30, 1995.

A lower property assessment at the DeFoors Creek Apartments caused real estate tax expense to decrease during the six months and quarter ended June 30, 1995 when compared to the same periods in 1994. This decrease was partially offset by an increase in real estate taxes at the Somerset Village Apartments due to a higher property assessment and a higher tax rate.

As a result of increased accounting fees, administrative expenses increased during the six months and quarter ended June 30, 1995 when compared to the same periods in 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of June 30, 1995 when compared to December 31, 1994. The Partnership's cash flow provided by operating activities was generated primarily by cash flow from the properties, which was partially offset by administrative expenses. This cash was used in net financing activities, which consisted of principal payments on the Partnership's mortgage notes payable, borrowing and repayment activity related to the loan payable-affiliate and disbursements from capital improvement escrows.

During 1994, the Sandridge - Phase I Apartments' second mortgage loan of $1,692,596 from an affiliate of the General Partner was retired and replaced with an unsecured General Partner loan. The Partnership has partially repaid the loan and owes $970,724 to the General Partner at June 30, 1995. This loan is expected to be repaid from available cash flow from future property operations, and from proceeds received from the disposition or refinancing of the Partnership's real estate investments, prior to any distributions to Limited Partners.

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

The Partnership classifies the cash flow of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the six months ended June 30, 1995 and 1994, the Brierwood, Defoors Creek, Sandridge - Phase I and Somerset Village apartment complexes generated positive cash flow. The Cedar Ridge Apartments generated positive cash flow during the six months ended June

30, 1995 as compared to a marginal cash flow deficit for the same period in 1994, primarily due to increased rental income and decreased plumbing and roof repairs in 1995.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving property operating performance and seeking rent increases where market conditions allow. As of June 30, 1995, the occupancy rates of the Partnership's properties ranged from 94% to 98%. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interest of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period of the assets originally described in the prospectus.

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

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1995.

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



                              By: /s/Brian D. Parker
                                  ------------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Partners-XII, the General
                                  Partner


Date:  August 10, 1995
       --------------------------