Form 10-Q
period 1995-09-30
BALCOR EQUITY PROPERTIES XII
filed 1995-11-13
CIK 701785

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

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

                        BALCOR EQUITY PROPERTIES - XII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                   September 30, 1995 and December 31, 1994
                                  (UNAUDITED)

                                    ASSETS

                                                   1995           1994
                                               ------------   ------------
Cash and cash equivalents                      $   254,691    $   203,497
Escrow deposits                                  1,715,163      1,772,962
Accounts and accrued interest receivable             1,700         11,597
Prepaid expenses                                   165,082
Deferred expenses, net of accumulated
  amortization of $142,068 in 1995 and
  $96,606 in 1994                                  446,310        491,772
                                               ------------   ------------
                                                 2,582,946      2,479,828
                                               ------------   ------------
Investment in real estate, at cost:
  Land                                           4,359,906      4,359,906
  Buildings and improvements                    39,092,614     39,058,120
                                               ------------   ------------
                                                43,452,520     43,418,026
  Less accumulated depreciation                 19,660,802     18,709,661
                                               ------------   ------------
Investment in real estate, net of
  accumulated depreciation                      23,791,718     24,708,365
                                               ------------   ------------
                                               $26,374,664    $27,188,193
                                               ============   ============

                       LIABILITIES AND PARTNERS' DEFICIT

Loan payable - affiliate                       $   715,724    $ 1,025,724
Accounts payable                                   104,013        124,906
Due to affiliates                                   24,703        103,393
Accrued liabilities, principally real estate
  taxes and interest                               623,590        427,130
Security deposits                                  155,501        144,449
Mortgage notes payable                          30,187,664     30,487,859
                                               ------------   ------------
     Total liabilities                          31,811,195     32,313,461

Partners' deficit (37,447 Limited
  Partnership Interests issued
  and outstanding)                              (5,436,531)    (5,125,268)
                                               ------------   ------------
                                               $26,374,664    $27,188,193
                                               ============   ============

   The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1995 and 1994
                                  (UNAUDITED)

                                                   1995           1994
                                               ------------   ------------
Income:
  Rental and service                           $ 6,879,522    $ 6,465,236
  Interest on short-term investments                24,802         14,379
                                               ------------   ------------
    Total income                                 6,904,324      6,479,615
                                               ------------   ------------
Expenses:
  Interest on mortgage notes payable             2,167,765      2,165,497
  Interest on short-term loans                      43,077         23,416
  Depreciation                                     951,141        951,141
  Amortization of deferred expenses                 45,462         58,133
  Property operating                             2,756,260      2,597,648
  Real estate taxes                                624,306        715,383
  Property management fees                         342,670        322,490
  Administrative                                   284,906        265,917
                                               ------------   ------------
    Total expenses                               7,215,587      7,099,625
                                               ------------   ------------
Loss before extraordinary item                    (311,263)      (620,010)

Extraordinary item:
    Gain on forgiveness of debt                                   350,000
                                               ------------   ------------
Net loss                                       $  (311,263)   $  (270,010)
                                               ============   ============
Loss before extraordinary item
  allocated to General Partner                 $    (3,113)   $    (6,200)
                                               ============   ============
Loss before extraordinary item
  allocated to Limited Partners                $  (308,150)   $  (613,810)
                                               ============   ============
Loss before extraordinary item per
  Limited Partnership Interest
  (37,447 issued and outstanding)              $     (8.23)   $    (16.39)
                                               ============   ============
Extraordinary item allocated
  to General Partner                                  None    $     3,500
                                               ============   ============
Extraordinary item allocated
  to Limited Partners                                 None    $   346,500
                                               ============   ============
Extraordinary item per Limited
  Partnership Interest (37,447
  issued and outstanding)                             None    $      9.25
                                               ============   ============
Net loss allocated to General Partner          $    (3,113)   $    (2,700)
                                               ============   ============
Net loss allocated to Limited Partners         $  (308,150)   $  (267,310)
                                               ============   ============
Net loss per Limited Partnership Interest
  (37,447 issued and outstanding)              $     (8.23)   $     (7.14)
                                               ============   ============

   The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                  (UNAUDITED)

                                                   1995           1994
                                               ------------   ------------
Income:
  Rental and service                           $ 2,330,165    $ 2,198,271
  Interest on short-term investments                 3,948          4,535
                                               ------------   ------------
    Total income                                 2,334,113      2,202,806
                                               ------------   ------------
Expenses:
  Interest on mortgage notes payable               720,283        732,244
  Interest on short-term loans                      14,681         23,416
  Depreciation                                     317,046        317,048
  Amortization of deferred expenses                 15,154         27,546
  Property operating                             1,066,830        858,601
  Real estate taxes                                203,511        249,716
  Property management fees                         117,295        109,933
  Administrative                                    82,611         91,786
                                               ------------   ------------
    Total expenses                               2,537,411      2,410,290
                                               ------------   ------------
Net loss before extraordinary item                (203,298)      (207,484)

Extraordinary item:
  Gain on forgiveness of debt                                     350,000
                                               ------------   ------------
Net (loss) income                              $  (203,298)   $   142,516
                                               ============   ============
Loss before extraordinary item
  allocated to General Partner                 $    (2,033)   $    (2,075)
                                               ============   ============
Loss before extraordinary item
  allocated to Limited Partners                $  (201,265)   $  (205,409)
                                               ============   ============
Loss before extraordinary item per
  Limited Partnership Interest
  (37,447 issued and outstanding)              $     (5.38)   $     (5.48)
                                               ============   ============
Extraordinary item allocated
  to General Partner                                  None    $     3,500
                                               ============   ============
Extraordinary item allocated
  to Limited Partners                                 None    $   346,500
                                               ============   ============
Extraordinary item per Limited
  Partnership Interest (37,447
  issued and outstanding)                             None    $      9.25
                                               ============   ============
Net (loss) income allocated to
  General Partner                              $    (2,033)   $     1,425
                                               ============   ============
Net (loss) income allocated to
  Limited Partners                             $  (201,265)   $   141,091
                                               ============   ============
Net (loss) income per Limited Partnership
  Interest (37,447 issued and outstanding)     $     (5.38)   $      3.77
                                               ============   ============

   The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (UNAUDITED)

                                                   1995           1994
                                               ------------   ------------
Operating activities:
  Net loss                                     $  (311,263)   $  (270,010)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Extraordinary gain on forgiveness
        of debt                                                  (350,000)
      Depreciation of properties                   951,141        951,141
      Amortization of deferred expenses             45,462         58,133
      Net change in:
        Escrow deposits                           (218,886)       (53,663)
        Accounts and accrued interest
          receivable                                 9,897         19,671
        Prepaid expenses                          (165,082)
        Accounts payable                           (20,893)      (150,012)
        Due to affiliates                          (78,690)        55,567
        Accrued liabilities                        196,460        238,991
        Security deposits                           11,052          1,805
                                               ------------   ------------
  Net cash provided by operating activities        419,198        501,623
                                               ------------   ------------
Investing activities:
  Improvements to properties                       (34,494)       (13,499)
                                               ------------   ------------
  Net cash used in investing activities            (34,494)       (13,499)
                                               ------------   ------------
Financing activities:
  Proceeds from loan payable - affiliate           195,000
  Repayment of loan payable - affiliate           (505,000)      (350,148)
  Proceeds from refinancing of mortgage
    notes payable                                               9,701,000
  Repayment of mortgage notes payable                          (7,565,417)
  Funding of capital improvement escrows                       (1,179,501)
  Disbursements from capital improvement
    escrows                                        276,685
  Payment of deferred expenses                                   (372,560)
  Principal payments on mortgage notes
    payable                                       (300,195)      (325,405)
                                               ------------   ------------
  Net cash used in financing activities           (333,510)       (92,031)
                                               ------------   ------------
Net change in cash and cash equivalents             51,194        396,093
Cash and cash equivalents at beginning
  of period                                        203,497        254,442
                                               ------------   ------------
Cash and cash equivalents at end of period     $   254,691    $   650,535
                                               ============   ============

   The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1995 and 1994, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $2,167,765 and $2,056,783, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1995 were:

                                             Paid
                                    -----------------------
                                    Nine Months   Quarter     Payable
                                    ------------ ---------   ---------
   Property management fees           $  39,770      None        None
   Reimbursement of expenses to
     the General Partner, at cost       143,900  $ 21,173    $ 20,278


During August 1994, the $1,692,596 second mortgage loan from an affiliate of the General Partner, which was collateralized by the Sandridge - Phase I Apartments was retired and replaced with an unsecured General Partner loan. Prior to retirement of the loan, the Partnership incurred interest expense of $108,714 and paid interest expense of $42,184 during the nine months ended September 30, 1994. During the nine months ended September 30, 1995, the Partnership made a net repayment of $310,000 to the General Partner. The Partnership incurred interest expense of $43,077 and paid interest expense of $47,796 on the General Partner loan during this period. As of September 30, 1995, the General Partner loan had a balance of $715,724, plus accrued interest payable of $4,425. Interest expense on the General Partner loan is computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of September 30, 1995, this rate was 6.307%.

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

Operations
----------

Summary of Operations
---------------------

During 1995, the Partnership's properties generated higher rental income due to higher rental and/or occupancy rates. However, in July 1994, the Partnership recognized a gain on forgiveness of debt related to the Sandridge
- Phase I Apartments, which caused the Partnership's net loss to increase for the nine months ended September 30, 1995 as compared to the same period in 1994 and resulted in net income for the quarter ended September 30, 1994 as compared to a net loss for the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussion of fluctuations between 1994 and 1995 refer to both the quarter and nine months ended September 30, 1995 and 1994.

As a result of higher rental and/or occupancy rates at all of the Partnership's properties, rental income increased for 1995 when compared to 1994.

The September 1994 refinancing of the Brierwood Apartments resulted in a higher outstanding principal balance on the first mortgage loan and increased interest expense on mortgage notes payable during the nine months and quarter ended September 30, 1995 as compared to the same periods in 1994. The August 1994 retirement of the Sandridge - Phase I Apartments second mortgage loan partially offset this increase for the nine months ended September 30, 1995 and fully offset the increase for the quarter ended September 30, 1995.

Due to the retirement and replacement of the Sandridge - Phase I Apartments second mortgage loan with an unsecured General Partner loan in August 1994, interest on short-term loans increased for the nine months ended September 30,

1995 as compared to the same period in 1994. However, the 1995 net repayments of the General Partner loan resulted in a decrease in interest on short-term loans for the quarter ended September 30, 1995 as compared to the same period in 1994.

As a result of exterior painting expenditures incurred at the Brierwood and DeFoors Creek apartment complexes, property operating expenses increased for 1995 when compared to 1994.

A lower property assessment at the DeFoors Creek Apartments caused real estate tax expense to decrease during 1995 when compared to 1994. This decrease was partially offset by an increase in real estate taxes at the Somerset Village Apartments due to a higher property assessment and a higher tax rate.

In July 1994, the Partnership repaid a $500,000 note payable to the seller of the Sandridge - Phase I Apartments for $150,000, resulting in an extraordinary gain on debt forgiveness of $350,000.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of September 30, 1995 when compared to December 31, 1994. The Partnership's cash flow from its property operations was primarily used to repay a portion of the General Partner loan.

During 1994, the Sandridge - Phase I Apartments' second mortgage loan of $1,692,596 from an affiliate of the General Partner was retired and replaced with an unsecured General Partner loan. The Partnership has partially repaid the loan and owes $715,724 to the General Partner at September 30, 1995. This loan is expected to be repaid from available cash flow from future property operations, and from proceeds received from the disposition or refinancing of the Partnership's real estate investments prior to any distributions to Limited Partners.

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

The Partnership classifies the cash flow of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the nine months ended September 30, 1995 and 1994, all of the properties except Brierwood Apartments generated positive cash flow. The Brierwood Apartments generated a marginal deficit during the nine months ended September 30, 1995 as compared to positive cash flow for the same period in 1994, primarily due to exterior painting expenditures in 1995.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties, including refinancing of mortgage loans, improving property performance, and seeking rent increases where market conditions allow. As of September 30, 1995, the occupancy rates of the Partnership's properties ranged from 94% to 98%. Despite improvements during 1994 and 1995 in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many properties is in the best interest of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period of the assets originally described in the Prospectus.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No Reports were filed on Form 8-K during the quarter ended September 30, 1995.

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


Date: November 9, 1995
      --------------------------