Form 10-K
period 1995-12-31
BALCOR EQUITY PROPERTIES XII
filed 1996-03-28
CIK 701785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
                                      OR

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

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------

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

Item 1. Business
----------------

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

Overall, the investment real estate market saw gradual improvement over the last year. This improvement has taken place in an environment of generally low interest rates and little or no new supply, parameters which may not exist in the next few years. Demand for real estate space, while projected to improve in line with the overall economy, is also vulnerable to external forces. The major challenges facing the real estate industry today include increased international competition, corporate restructurings, new computer and communications technologies, an aging population and potential revisions of the tax code. In addition, the increased flow of capital to real estate through new vehicles such as commercial mortgage-backed securities and REITs could spur new construction at unsupportable levels, as well as impact existing property values.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

The General Partner had previously advised the Limited Partners that its strategy was to sell the Registrant's remaining assets over the next two to three years. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. Since November 1995, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. This belief is based on the results of the sales and marketing activities of various other partnerships affiliated with the Registrant. These favorable market conditions are in part attributable to the increasing strength of the capital markets and the re-entry of REITs into the acquisition market. The General Partner intends to begin marketing the remaining five properties in the Registrant for sale. If the current market conditions for sales remain favorable and the General Partner can obtain appropriate sales prices, the Registrant's liquidation strategy may be accelerated.

The Registrant received notice of an unsolicited offer for the purchase of limited partnership interests ("tender offer") in November 1995. The tender offer was made by Walton Street Capital Acquisition Co. L.L.C. ("Walton Street"). Walton Street stated that their primary motive in making the offer was to make a profit from the purchase of the interests. Walton Street acquired 11.15% of the total interests outstanding in the Registrant and assigned the interests to its affiliate, WIG XII Partners. The Registrant incurred administrative costs in responding to the tender offer.

The Registrant received notice of an unsolicited offer for the purchase of limited partnership interests ("tender offer") on March 11, 1996. The tender offer was made by Metropolitan Acquisition VII, L.L.C. ("Metropolitan"). Metropolitan is an affiliate of Insignia Financial Group, Inc., which provides property management services to all of the Registrant's properties. Metropolitan has stated that their primary motive in making the offer is to make a profit from the purchase of the interests. Metropolitan is seeking to acquire up to 30% of the total interests outstanding in the Registrant. The Registrant will incur administrative costs in responding to the tender offer and may incur additional costs if additional tender offers are made in the future. The General Partner cannot predict with any certainty what the impact of this tender offer or any future tender offers will have on the operations or management of the Registrant.

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

Item 2. Properties
------------------

As of December 31, 1995, the Registrant owns the five properties described below.

Location                     Description of Property
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

Item 3. Legal Proceedings
-------------------------

Proposed class action
---------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. For information regarding previous distributions, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, below.

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 4,021.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1995        1994        1993        1992        1991
                    ----------  ----------  ----------  ----------  ----------

Total income        $9,271,354 $ 8,743,519 $ 8,223,415 $ 8,308,626 $ 7,787,677
Loss before
  extraordinary
  items               (547,006) (1,032,968)   (952,362)   (445,671) (1,132,755)
Net (loss) income     (547,006)   (682,968)   (755,843)  3,048,526  (1,132,755)
Net (loss) income
  per Limited Part-
  nership Interest      (14.46)     (18.06)     (19.98)      80.60      (29.95)
Total assets        25,940,108  27,188,193  27,222,063  28,297,996  29,287,679
Mortgage notes
  payable           30,082,916  30,487,859  30,815,836  31,133,258  33,277,367


Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------
Balcor Equity Properties - XII (the "Partnership") experienced improved operations during 1995 primarily as a result of increased rental income. In addition, the Partnership recognized extraordinary gains related to the forgiveness of debt during 1994 and 1993, which impacted the Partnership's operating results. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

As a result of higher rental rates at all of the Partnership's properties, rental and service income increased during 1995 as compared to 1994.

As a result of higher average interest rates, interest income on short-term investments increased during 1995 as compared to 1994.

The August 1994 retirement of the Sandridge - Phase I Apartments' second mortgage loan resulted in a decrease in interest expense on mortgage notes payable during 1995 when compared to 1994. However, the refinancing of the Brierwood and Sandridge - Phase I apartment complexes' first mortgage loans in 1994 resulted in higher outstanding principal balances and increased interest expense which partially offset this decrease.

Due to the retirement and replacement of the Sandridge - Phase I Apartments' second mortgage loan with an unsecured General Partner loan in August 1994, interest on short-term loans increased for 1995 as compared to 1994.

During 1994, the Brierwood and Sandridge - Phase I apartment complexes' first mortgage loans were refinanced and the remaining deferred expenses relating to the original loan were fully amortized. As a result, amortization expense decreased during 1995 as compared to 1994.

The Partnership incurred legal, consulting, printing and postage costs in connection with a tender offer during the fourth quarter of 1995. As a result, administrative expenses increased during 1995 as compared to 1994.

In July 1994, the Partnership repaid a $500,000 note payable to the seller of the Sandridge - Phase I Apartments for $150,000, resulting in an extraordinary gain on debt forgiveness of $350,000.

1994 Compared to 1993
---------------------

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

Property operating expense increased for 1994 when compared to 1993 primarily due to higher insurance premiums at all properties as well as higher utility expenses at the DeFoors Creek and Cedar Ridge apartment complexes. Higher expenditures for painting and roof repairs at the DeFoors Creek Apartments and roof repairs at the Sandridge - Phase I Apartments also contributed to the increase in property operating expenses. This was partially offset by a decrease at the Cedar Ridge Apartments due to significant repairs and interior upgrades completed during 1993.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased slightly as of December 31, 1995 when compared to December 31, 1994. The Partnership's cash flow provided by operating activities was generated by cash flow from the properties, which was partially offset by administrative expenses. A portion of this cash was used in investing activities, which consisted of capital expenditures for improvements at Brierwood and DeFoors Creek apartment complexes. Additional cash was used in financing activities, which consisted of proceeds from the release of capital improvement escrows, less principal payments on the Partnership's mortgage notes payable and the partial repayment of loans payable-affiliate.

During 1994, the Sandridge - Phase I Apartments' second mortgage loan of $1,692,596 from an affiliate of the General Partner was retired and replaced with an unsecured General Partner loan. The Partnership has partially repaid the loan and owes $705,724 to the General Partner at December 31, 1995. This loan is expected to be repaid from available cash flow from future property operations, and from proceeds received from the disposition or refinancing of the Partnership's real estate investments prior to any distributions to Limited Partners.

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

The Partnership classifies the cash flow of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1995 and 1994, the DeFoors Creek and Somerset Village apartment complexes generated positive cash flow. The Cedar Ridge and Sandridge - Phase I apartment complexes generated positive cash flow during 1995 as compared to marginal cash flow deficits during 1994 primarily due to improved occupancy and rental rates, and lower property operating and maintenance expenditures. The Brierwood Apartments generated a marginal cash flow deficit during 1995 as compared to positive cash flow for 1994, primarily due to exterior painting expenditures in 1995. As of December 31, 1995, the occupancy rates of the Partnership's properties ranged from 94% to 98%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties, including improving property performance and seeking rent increases where market conditions allow.

The General Partner had previously advised the Limited Partners that its strategy was to sell the Partnership's remaining assets over the next two to three years. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. Since November, 1995, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. This belief is based on the results of the sales and marketing activities of various other partnerships affiliated with the Partnership. These favorable market conditions are in part attributable to the increasing strength of the capital markets and the re-entry of REITs into the acquisition market. The General Partner intends to begin marketing the remaining five properties in the Partnership for sale. If the current market conditions for sales remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy may be accelerated.

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

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of" which establishes accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.

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

Item 8. Financial Statements and Financial Statement Supplementary Data
-----------------------------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1995         December 31, 1994
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets         $25,940,108   $13,228,239  $27,188,193  $14,566,994
Partners' deficit
 accounts:
    General Partner     (600,773)   (1,520,767)    (595,303)  (1,537,719)
    Limited Partners  (5,071,501)  (16,863,381)  (4,529,965) (16,096,255)
Net income (loss):
    General Partner       (5,470)      (16,952)      (6,830)      (9,769)
    Limited Partners    (541,536)     (767,126)    (676,138)  (1,208,425)
    Per Limited Part-
      nership Interest     (14.46)      (20.49)       (18.06)      (32.27)

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

     TITLE                                   OFFICERS
     -----                                   --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
  Financial Officer, Treasurer
  and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
-------------------------------

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

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entity is the sole Limited Partner which owns beneficially more than 5% of the outstanding Limited Partnership Interests of the
Registrant:


                    Name and            Amount and
                    Address of          Nature of      Percent
                    Beneficial          Beneficial     of
Title of Class      Owner               Ownership      Class
-------------------------------------------------------------------------------
Limited             WIG XII             4,176.9        11.15%
Partnership         Partners            Limited
Interests           Chicago,            Partnership
                    Illinois            Interests

(b) Balcor Partners-XII and its officers and partners own as a group the following Limited Partnership Interests in the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
           Interests           70 Interests      Less than 1%

Relatives and affiliates of the partners and officers of the General Partner own twelve Limited Partnership Interests.

(c) A tender offer for limited partnership interests in the Registrant was completed on December 22, 1995 pursuant to which WIG XII Partners acquired 11.15% of the outstanding interests. Such ownership by WIG XII Partners permits WIG XII Partners to call a meeting of the Limited Partners to vote on any matter appropriate for Limited Partner approval.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 7 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

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

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1995.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PROPERTIES-XII


                         By: /s/Brian D. Parker
                             --------------------------------
                             Brian D. Parker
                             Senior Vice President, and Chief
                             Financial Officer (Principal
                             Accounting and Financial
                             Officer) of Balcor Partners-XII, the
                             General Partner

Date:  March 28, 1996
      ---------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   ------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XII,
/s/Thomas E. Meador      the General Partner                March 28, 1996
--------------------                                        --------------
  Thomas E. Meador
                         Senior Vice President, and Chief
                         Financial Officer (Principal
                         Accounting Officer) of
                         Balcor Partners-XII, the General
 /s/Brian D. Parker      Partner                            March 28, 1996
--------------------                                        --------------
  Brian D. Parker

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Deficit, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1995

Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Properties-XII at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 20, 1996

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                                  1995            1994
                                             -------------   -------------
Cash and cash equivalents                    $    146,052    $    203,497
Escrow deposits                                 1,626,624       1,772,962
Accounts and accrued interest receivable           87,969          11,597
Prepaid expenses                                   95,080
Deferred expenses, net of accumulated
  amortization of $157,220 in 1995 and
  $96,606 in 1994                                 431,158         491,772
                                             -------------   -------------
                                                2,386,883       2,479,828
                                             -------------   -------------
Investment in real estate:
  Land                                          4,359,906       4,359,906
  Buildings and improvements                   39,176,170      39,058,120
                                             -------------   -------------
                                               43,536,076      43,418,026
  Less accumulated depreciation                19,982,851      18,709,661
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     23,553,225      24,708,365
                                             -------------   -------------
                                             $ 25,940,108    $ 27,188,193
                                             =============   =============

                       LIABILITIES AND PARTNERS' DEFICIT


Loans payable - affiliate                    $    705,724    $  1,025,724
Accounts payable                                  127,828         124,906
Due to affiliates                                  21,406         103,393
Accrued real estate taxes                         516,588         427,130
Security deposits                                 157,920         144,449
Mortgage notes payable                         30,082,916      30,487,859
                                             -------------   -------------
    Total liabilities                          31,612,382      32,313,461

Limited Partners' deficit (37,447
  Interests issued and outstanding)            (5,071,501)     (4,529,965)
General Partner's deficit                        (600,773)       (595,303)
                                             -------------   -------------
    Total partners' deficit                    (5,672,274)     (5,125,268)
                                             -------------   -------------
                                             $ 25,940,108    $ 27,188,193
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' DEFICIT
             for the years ended December 31, 1995, 1994, and 1993





                                         Partners' Deficit Accounts
                                ------------------------------------------
                                                  General       Limited
                                     Total        Partner     Partners (A)
                                -------------- ------------- -------------

Balance at December 31, 1992    $  (3,686,457) $   (580,914) $ (3,105,543)

Net loss for the year
  ended December 31, 1993            (755,843)       (7,559)     (748,284)
                                -------------- ------------- -------------
Balance at December 31, 1993       (4,442,300)     (588,473)   (3,853,827)

Net loss for the year
  ended December 31, 1994            (682,968)       (6,830)     (676,138)
                                -------------- ------------- -------------
Balance at December 31, 1994       (5,125,268)     (595,303)   (4,529,965)

Net loss for the year
  ended December 31, 1995            (547,006)       (5,470)     (541,536)
                                -------------- ------------- -------------
Balance at December 31, 1995    $  (5,672,274) $   (600,773) $ (5,071,501)
                                ============== ============= =============


(A) Includes a $70,000 investment by the General Partner.


The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)


                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994, and 1993

                                      1995          1994          1993
                                -------------- ------------- -------------
Income:
  Rental and service            $   9,240,631  $  8,722,222  $  8,199,819
  Interest on short-term
    investments                        30,723        21,297        23,596
                                -------------- ------------- -------------
    Total income                    9,271,354     8,743,519     8,223,415
                                -------------- ------------- -------------
Expenses:
  Interest on mortgage
    notes payable                   2,880,912     2,892,591     2,977,647
  Interest on short-term
    loans - affiliate                  52,902        38,671
  Depreciation                      1,273,190     1,268,188     1,263,340
  Amortization of deferred
    expenses                           60,614        77,934        56,916
  Property operating                3,731,112     3,819,252     3,296,667
  Real estate taxes                   901,493       879,193       890,050
  Property management fees            460,331       434,842       411,253
  Administrative                      457,806       365,816       279,904
                                -------------- ------------- -------------
    Total expenses                  9,818,360     9,776,487     9,175,777
                                -------------- ------------- -------------
Loss before extraordinary item       (547,006)   (1,032,968)     (952,362)
Extraordinary item:
  Gain on forgiveness of debt                       350,000       196,519
                                -------------- ------------- -------------
Net loss                        $    (547,006) $   (682,968) $   (755,843)
                                ============== ============= =============
Loss before extraordinary item
  allocated to General Partner  $      (5,470) $    (10,330) $     (9,524)
                                ============== ============= =============
Loss before extraordinary item
  allocated to Limited Partners $    (541,536) $ (1,022,638) $   (942,838)
                                ============== ============= =============
Loss before extraordinary item
  per Limited Partnership
  Interest (37,447 issued
  and outstanding)              $      (14.46) $     (27.31) $     (25.18)
                                ============== ============= =============
Extraordinary item allocated
  to General Partner              NONE         $      3,500  $      1,965
                                ============== ============= =============
Extraordinary item allocated
  to Limited Partners             NONE         $    346,500  $    194,554
                                ============== ============= =============
Extraordinary item per Limited
  Partnership Interest (37,447
  issued and outstanding)         NONE         $       9.25  $       5.20
                                ============== ============= =============
Net loss allocated to General
  Partner                       $      (5,470) $     (6,830) $     (7,559)
                                ============== ============= =============
Net loss allocated to Limited
  Partners                      $    (541,536) $   (676,138) $   (748,284)
                                ============== ============= =============
Net loss per Limited
  Partnership Interest (37,447
  issued and outstanding)       $      (14.46) $     (18.06) $     (19.98)
                                ============== ============= =============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994, and 1993

                                      1995          1994          1993
                                -------------- ------------- -------------
Operating activities:
  Net loss                      $    (547,006) $   (682,968) $   (755,843)
  Adjustments to reconcile net
    loss to net cash provided
    by operating activities:
      Extraordinary gain on
        forgiveness of debt                        (350,000)     (196,519)
      Depreciation of properties    1,273,190     1,268,188     1,263,340
      Amortization of deferred
        expenses                       60,614        77,934        56,916
      Net change in:
        Escrow deposits              (167,852)     (149,547)       71,209
        Accounts and accrued
          interest receivable         (76,372)       25,791       (33,727)
        Prepaid expenses              (95,080)
        Accounts payable                2,922       (92,409)       70,728
        Due to affiliates             (81,987)        9,959        15,315
        Accrued liabilities            89,458        32,950        12,836
        Security deposits              13,471           851        (6,928)
                                -------------- ------------- -------------
  Net cash provided by
    operating activities              471,358       140,749       497,327
                                -------------- ------------- -------------
Investing activities:
  Improvements to properties         (118,050)      (20,814)     (174,963)
                                -------------- ------------- -------------
  Net cash used in investing
    activities                       (118,050)      (20,814)     (174,963)
                                -------------- ------------- -------------
Financing activities:
  Proceeds from loan payable          195,000
   - affiliate
  Repayment of loan payable
   - affiliate                       (515,000)     (666,872)
  Repayment of mortgage notes
    payable                                      (7,565,417)   (4,900,000)
  Proceeds from refinancing of
    mortgage notes payable                        9,701,000     5,180,000
  Payment of deferred expenses                     (372,560)     (111,754)
  Funding of capital
    improvement escrows                            (865,844)     (454,250)
  Proceeds from the release of
    capital improvement escrows       314,190        19,777
  Principal payments on
    mortgage notes payable           (404,943)     (420,964)     (386,392)
                                -------------- ------------- -------------
  Net cash used in financing
    activities                       (410,753)     (170,880)     (672,396)
                                -------------- ------------- -------------
Net change in cash and cash
  equivalents                         (57,445)      (50,945)     (350,032)
Cash and cash equivalents at
  beginning of year                   203,497       254,442       604,474
                                -------------- ------------- -------------
Cash and cash equivalents at
  end of year                   $     146,052  $    203,497  $    254,442
                                ============== ============= =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Equity Properties-XII is engaged principally in the operation of residential real estate located in various markets within the United States.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Depreciation expense is computed using straight-line and accelerated methods. Rates used in the determination of depreciation are based upon the following estimated useful lives:

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

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return which considers economic and demographic conditions in the market. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of loan modification and refinancing fees which are amortized over the terms of the respective agreements.

(e) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(f) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(g) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership loss or income in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) A reclassification has been made to the previously reported 1994 and 1993 financial statements to conform with the classification used in 1995. This reclassification has not changed the 1994 or 1993 results.

3. Partnership Agreement:

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

When and as the Partnership sells or refinances its properties, the Net Cash Proceeds resulting therefrom, which are available for distribution, will be distributed only to holders of Interests until such time as holders of Interests have received an amount equal to their Original Capital plus certain levels of return, as specified by the Partnership Agreement. Only after such returns are made to the Limited Partners would the General Partner receive 20% of further distributed Net Cash Proceeds. There have been no cash payments to the General Partner under this provision to date.



4. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1995 and 1994 consisted of the following:

                                  Carrying     Carrying             Final
                                 Amount of    Amount of   Current   Matur-  Current    Estimated
Property Pledged                  Notes at     Notes at   Interest   ity    Monthly     Balloon
as Collateral                    12/31/95      12/31/94     Rate     Date   Payment     Payment
-----------------                ----------   ----------  --------  ------ ---------   ---------
Apartment Complexes
-------------------
Brierwood (A)                    $3,759,681   $3,776,116     9.000%   2029  $29,635         None
Cedar Ridge-first mortgage        4,993,591    5,027,260    10.050%   2000   44,782   $4,806,000
Cedar Ridge-second mortgage         103,600      103,600    10.050%   2000      868      103,600
DeFoors Creek-first mortgage      6,285,117    6,461,865     9.750%   2011   66,585         None
DeFoors Creek-second mortgage     2,666,889    2,683,252    11.875%   1998   27,721    2,617,000
Sandridge I (B)                   5,865,753    5,905,495     9.275%   2001   48,818    5,556,000
Somerset Village                  6,408,285    6,530,271     7.875%   1998   52,659    6,083,000
                                -----------  -----------

  Total                         $30,082,916  $30,487,859
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

(B) In July 1994, this loan was refinanced. The interest rate increased from 9.025% to 9.275%, the maturity date was extended from December 1994 to August 2001 and the monthly payments increased from $40,116 to $48,818. A portion of the proceeds from the new $5,921,000 first mortgage loan were used to repay the existing first mortgage loan of $5,334,000.

The Partnership's loans described above require current monthly payments of principal and interest, except for the $103,600 Cedar Ridge second mortgage loan which requires interest only payments.

Real estate with an aggregate carrying value of $23,553,225 at December 31, 1995 was pledged as collateral for the repayment of loans.

Future annual maturities of the above mortgage notes payable during each of the next five years are summarized as follows:

                         1996          $   444,000
                         1997              485,000
                         1998            9,119,000
                         1999              392,000
                         2000            5,299,000

During the years ended December 31, 1995, 1994 and 1993, the Partnership incurred interest expense on mortgage notes payable to non-affiliates of $2,880,912, $2,783,877 and $2,796,962, respectively. The Partnership paid interest of $2,880,912, $2,783,877 and $2,796,962, respectively, during these three years.

5. Management Agreements:

As of December 31, 1995, all of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

6. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1995 in the financial statements is $203,168 less than the tax loss of the Partnership for the same period.

7. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended        Year Ended        Year Ended
                            12/31/95          12/31/94           12/31/93
                          --------------   ----------------   --------------
                           Paid  Payable    Paid   Payable     Paid  Payable
                          ------ -------   ------  -------    ------ -------

Property management fees  $39,770    None  $393,340 $39,770   $400,683  $78,945
Reimbursement of
  expenses to the
  General Partner, at
  cost:
    Accounting             39,631   2,604    61,502   20,679   37,312   3,109
    Data processing        22,121   2,125    34,079    6,337   17,224   5,588
    Investor communica-
      tions                 4,890    None    18,146    4,630   17,379   1,448
    Legal                  18,918   2,199    12,222    5,000    6,555     547
    Portfolio management   84,874  11,399    38,549   15,320   38,363   3,197
    Other                   3,460     192     8,947    2,513    9,751     600

During August 1994, the $1,692,596 Sandridge - Phase I second mortgage loan from an affiliate of the General Partner was retired and replaced with an unsecured General Partner loan. Prior to retirement of the mortgage loan, the Partnership incurred interest expense of $108,714 in 1994 and $180,685 in 1993 and paid interest expense of $72,184 in 1994 and $217,215 in 1993.

As of December 31, 1995, the General Partner loan had a balance of $705,724, including accrued interest payable thereon of $2,887. During 1995 and 1994, the Partnership made net principal repayments of $320,000 and $666,872, respectively, on this loan. The Partnership incurred interest expense on the loan of $52,902 in 1995 and $38,671 in 1994 and paid interest expense of $59,159 in 1995 and $29,527 in 1994. Interest expense on the General Partner loan is computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of December 31, 1995 this rate was 6.307%.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $55,758, $91,997 and $61,357 in 1995, 1994 and 1993, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

The General Partner may continue to make arrangements with an affiliate to provide additional short-term loans to the Partnership to fund future working capital needs or operating deficits, although there is no assurance that such loans will be available. Should additional borrowings be needed and not be available either through the General Partner or third parties, the Partnership may be required to dispose of some of its properties to satisfy these obligations.

8. Extraordinary Items:

a) In July 1994, the $500,000 note due to the seller of the Sandridge - Phase I Apartments was repaid for $150,000 resulting in an extraordinary gain on forgiveness of debt of $350,000.

b) In April 1993, the loan collateralized by the Cedar Ridge Apartments was refinanced. The original loan, which had an outstanding balance of $5,205,649, including accrued interest of $94,619, was repaid for $4,900,000 which, after netting the real estate tax escrow balance of $109,130, represents a discount to the Partnership of $196,519, which was recognized as an extraordinary gain.

9. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Mortgage Notes Payable: Based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying value.

10.  Subsequent Event:

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Partnership, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

                                      BALCOR EQUITY PROPERTIES-XII
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
        Col. A                 Col. B          Col. C                        Col. D
---------------------         --------  --------------------   --------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership          Subsequent to Acqisition
                                        --------------------   --------------------------------
                                                  Buildings               Carrying    Reduction
                               Encum-              and Im-     Improve-    Costs       of Basis
     Description              brances     Land    provements    ments       (a)           (b)
---------------------         -------   -------- ------------ ---------  ---------    ---------
Brierwood, a 196-unit
  apt. complex in
  Jacksonville, FL              (e)   $  693,630  $ 4,001,370   $298,548    $24,069        None
Cedar Ridge, a 276-unit
  apt. complex in
  Baytown, TX                   (e)      650,000    7,177,000    191,575     11,928        None
DeFoors Creek, a 300-
  unit apt. complex in
  Atlanta, GA                   (e)    1,205,000   10,380,000    114,169     30,770        None
Sandridge, a 308-unit
  apt. complex in
  Pasadena, TX                  (e)      925,000    7,115,000       None      9,527        None
Somerset Village, a 276-
  unit apt. complex in
  Tempe, AZ                     (e)      890,000    9,971,938       None      8,363   ($161,811)
                                      ----------  -----------   --------    -------   ---------

    Total                             $4,363,630  $38,645,308   $604,292    $84,657   ($161,811)
                                      ==========  ===========   ========    =======   =========

                                      BALCOR EQUITY PROPERTIES-XII
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
                                              (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
-------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                          ---------------------------------                                 ciation in
                                    Buildings                Accumulated   Date     Date   Latest Income
                                     and Im-       Total      Deprecia-  of Con-    Aqu-     Statement
    Description             Land  provements      (c )(d)     tion(d)    struction uired    is Computed
-------------------       --------  ----------   ----------   ---------  --------- ------ --------------
Brierwood, a 196-unit
  apt. complex in
  Jacksonville, FL      $  697,187 $ 4,320,430  $ 5,017,617 $ 2,611,864     1974   12/82         (f)
Cedar Ridge, a 276-unit
  apt. complex in
  Baytown, TX              650,990   7,379,513    8,030,503   3,492,024     1982   11/82         (f)
DeFoors Creek, a 300-
  unit apt. complex in
  Atlanta, GA            1,208,200  10,521,739   11,729,939   5,366,079     1981    6/82         (f)
Sandridge, a 308-unit
  apt. complex in
  Pasadena, TX             926,097   7,123,430    8,049,527   3,577,071     1981   12/82         (f)
Somerset Village, a 276-
  unit apt complex in
  Tempe, AZ                877,432   9,831,058   10,708,490   4,935,813     1981   12/82         (f)
                        ---------- -----------  ----------- -----------

    Total               $4,359,906 $39,176,170  $43,536,076 $19,982,851
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

(c) The aggregate cost of land for Federal income tax purposes is $3,645,781 and the aggregate cost of buildings and improvements for Federal income tax purposes is $31,188,678. The total of the above-mentioned is $34,834,459.

(d)
                           Reconciliation of Real Estate
                           ------------------------------
                                       1995         1994         1993
                                    ----------   ----------   ----------

    Balance at beginning of year   $43,418,026  $43,397,212  $43,222,249

    Additions during year:
      Improvements                     118,050       20,814      174,963
                                   -----------  -----------  -----------

    Balance at close of year       $43,536,076  $43,418,026  $43,397,212
                                   ===========  ===========  ===========


                  Reconciliation of Accumulated Depreciation
                  -------------------------------------------

                                       1995         1994         1993
                                    ----------   ----------   ----------
    Balance at beginning of year   $18,709,661  $17,441,473  $16,178,133

    Depreciation expense for
      the year                       1,273,190    1,268,188    1,263,340
                                   -----------  -----------  -----------

    Balance at close of year       $19,982,851  $18,709,661  $17,441,473
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