Form 10-Q
period 1996-03-31
BALCOR EQUITY PROPERTIES XII
filed 1996-05-14
CIK 701785

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               ---------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-11126
                       -------

                       BALCOR EQUITY PROPERTIES-XII
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                      36-3169763
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                     60015
- ----------------------------------------            -------------------
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

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                    1996           1995
                                             -------------- --------------
Cash and cash equivalents                    $     235,117  $     146,052
Escrow deposits                                  1,434,734      1,626,624
Accounts and accrued interest receivable           171,169         87,969
Prepaid expenses                                    23,525         95,080
Deferred expenses, net of accumulated
  amortization of $172,374 in 1996 and
  $157,220 in 1995                                 416,004        431,158
                                             -------------- --------------
                                                 2,280,549      2,386,883
                                             -------------- --------------
Investment in real estate:
  Land                                           4,359,906      4,359,906
  Buildings and improvements                    39,176,170     39,176,170
                                             -------------- --------------
                                                43,536,076     43,536,076
  Less accumulated depreciation                 20,301,628     19,982,851
                                             -------------- --------------
Investment in real estate, net of
  accumulated depreciation                      23,234,448     23,553,225
                                             -------------- --------------
                                             $  25,514,997  $  25,940,108
                                             ============== ==============

                    LIABILITIES AND PARTNERS' DEFICIT

Loan payable - affiliate                     $     460,724  $     705,724
Accounts payable                                   148,310        127,828
Due to affiliates                                   34,404         21,406
Accrued real estate taxes                          269,167        516,588
Security deposits                                  157,735        157,920
Mortgage notes payable                          29,975,733     30,082,916
                                             -------------- --------------
    Total liabilities                           31,046,073     31,612,382
                                             -------------- --------------

Limited Partners' deficit (37,447
  Interests issued and outstanding)             (4,931,715)    (5,071,501)
General Partner's deficit                         (599,361)      (600,773)
                                             -----------------------------
    Total partners' deficit                     (5,531,076)    (5,672,274)
                                             -------------- --------------
                                             $  25,514,997  $  25,940,108
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                   1996           1995
                                             -------------- --------------
Income:
  Rental and service                         $   2,438,263  $   2,252,285
  Interest on short-term investments                41,125         13,889
                                             -------------- --------------
    Total income                                 2,479,388      2,266,174
                                             -------------- --------------

Expenses:
  Interest on mortgage notes payable               720,164        724,876
  Interest on short-term loan - affiliate            8,953         13,598
  Depreciation                                     318,777        317,047
  Amortization of deferred expenses                 15,154         15,154
  Property operating                               890,314        758,848
  Real estate taxes                                184,119        208,340
  Property management fees                         118,708        111,600
  Administrative                                    82,001         89,500
                                             -------------- --------------
    Total expenses                               2,338,190      2,238,963
                                             -------------- --------------
Net income                                   $     141,198  $      27,211
                                             ============== ==============
Net income allocated to General Partner      $       1,412  $         272
                                             ============== ==============
Net income allocated to Limited Partners     $     139,786  $      26,939
                                             ============== ==============
Net income per Limited Partnership Interest
    (37,447 issued and outstanding)          $        3.73  $        0.72
                                             ============== ==============



















The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                    1996           1995
                                             -------------- --------------
Operating activities:
  Net income                                 $     141,198  $      27,211
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation of properties                     318,777        317,047
    Amortization of deferred expenses               15,154         15,154
    Net change in:
      Escrow deposits                              191,890        102,758
      Accounts and accrued interest
        receivable                                 (83,200)        (1,627)
      Prepaid expenses                              71,555
      Accounts payable                              20,482         10,001
      Due to affiliates                             12,998        (11,207)
      Accrued liabilities                         (247,421)      (147,453)
      Security deposits                               (185)          (848)
                                             -------------- --------------
    Net cash provided by operating activities      441,248        311,036
                                             -------------- --------------

Financing activities:

  Repayment of loan payable - affiliate           (245,000)      (250,000)
  Proceeds from the release of capital
    improvement escrow                                             14,056
  Principal payments on mortgage notes
    payable                                       (107,183)       (97,777)
                                             -------------- --------------
  Net cash used in financing activities           (352,183)      (333,721)
                                             -------------- --------------
Net change in cash and cash equivalents             89,065        (22,685)
Cash and cash equivalents at beginning
  of period                                        146,052        203,497
                                             -------------- --------------

Cash and cash equivalents at end of period   $     235,117  $     180,812
                                             ============== ==============











The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable of $720,164 and $724,876, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1996 were:

                                        Paid      Payable
                                    ------------  ---------
  Reimbursement of expenses to
     the General Partner, at cost     $16,388     $ 31,736

During the quarter ended March 31, 1996, the Partnership made a repayment of $245,000 on the loan from the General Partner. The Partnership incurred interest expense of $8,953 and paid interest expense of $9,172 on the loan during this period. As of March 31, 1996, the loan had a balance of $460,724, with accrued interest payable of $2,668 on this loan. Interest expense on the General Partner loan is computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of March 31, 1996, this rate was 5.85%.

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties-XII (the "Partnership") was formed in 1981 to invest in and operate income-producing real property. The Partnership raised $37,447,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire seven real property investments and a minority joint venture interest in one additional real property. Three properties have been disposed of, including the property in which the Partnership held a minority joint venture interest. The Partnership continues to operate its five remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

Increased rental income at several of the properties due to higher rental rates resulted in higher net income for the Partnership during the quarter ended March 31, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

Primarily as a result of higher rental rates at the Brierwood, DeFoors Creek and Somerset Village Apartments, rental income increased for 1996 when compared to 1995.

As a result of higher interest rates and slightly higher average cash balances, interest income on short-term investments increased for 1996 when compared to 1995.

The repayment of a portion of the General Partner loan resulted in a decrease in interest on short-term loan-affiliate for 1996 when compared to 1995.

Higher repair and maintenance expenditures, which included roof and structural repairs, as well as higher utility expenses at the DeFoors Creek and Brierwood Apartments were the primary reasons property operating expenses increased during 1996 when compared to 1995.

The estimate of 1995 real estate taxes at the Brierwood Apartments was higher than what was paid in 1996 causing real estate tax expense to decrease during 1996 when compared to 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $89,000 as of March 31, 1996 when compared to December 31, 1995. The Partnership generated cash flow totaling approximately $441,000 from its operating activities which primarily represented the operations of its properties, net of the payment of administrative expenses. The Partnership's financing activities consisted of the repayment of a portion of loan payable - affiliate of $245,000 and principal payments on mortgage notes payable of approximately $107,000.

The Partnership owes $460,724 to the General Partner at March 31, 1996. This loan is expected to be repaid from available cash flow from future property operations, and from proceeds received from the disposition or refinancing of the Partnership's real estate investments prior to any distributions to Limited Partners.

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

The Partnership classifies the cash flow of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the first quarters of 1996 and 1995, four of the Partnership's five properties generated positive cash flow. The Brierwood Apartments incurred a marginal deficit in 1996 as compared to positive cash flow in 1995 primarily as a result of increased repair and maintenance expenditures and higher utility expenses. As of March 31, 1996, the occupancy rates of the Partnership's properties ranged from 94% to 98%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties, including improving property performance and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. The Partnership is currently preparing to market two of its properties for sale, is actively marketing two additional properties, and has entered into a contract to sell the Brierwood Apartments for a sales price of $5,400,000. If current market conditions remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy may be accelerated.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The Partnership has no third party financing which matures prior to 1998.

To date, investors have received distributions of Net Cash Receipts of $70 and Net Cash Proceeds of $60.50 totaling $130.50 per $1,000 Interest, as well as certain tax benefits. Future distributions will depend on improved cash flow from the Partnership's remaining properties, the repayment of the General Partner loan, and proceeds from future property sales, as to all of which there can be no assurances. The General Partner does not anticipate that investors will recover all of their original investment.

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


                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1996 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated April 23, 1996, was filed reporting a contract to sell Brierwood Apartments located in Jacksonville, Florida.

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


Date:  May 14, 1996
       --------------------------