Form 10-Q
period 1996-06-30
BALCOR EQUITY PROPERTIES XII
filed 1996-08-13
CIK 701785

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                  (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-11126
                       -------

BALCOR EQUITY PROPERTIES-XII
- -------------------------------------------------------
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


                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                  1996            1995
                                          ---------------- ---------------
Cash and cash equivalents                 $       345,312  $      146,052
Escrow deposits                                 1,487,622       1,626,624
Accounts and accrued interest receivable          183,830          87,969
Prepaid expenses                                  244,038          95,080
Deferred expenses, net of accumulated
  amortization of $187,527 in 1996 and
  $157,220 in 1995                                400,851         431,158
                                          ---------------- ---------------
                                                2,661,653       2,386,883
                                          ---------------- ---------------
Investment in real estate:
  Land                                          4,359,906       4,359,906
  Buildings and improvements                   39,176,170      39,176,170
                                          ---------------- ---------------
                                               43,536,076      43,536,076
  Less accumulated depreciation                20,620,404      19,982,851
                                          ---------------- ---------------
Investment in real estate, net of
  accumulated depreciation                     22,915,672      23,553,225
                                          ---------------- ---------------
                                          $    25,577,325  $   25,940,108
                                          ================ ===============

                       LIABILITIES AND PARTNERS' DEFICIT

Loan payable - affiliate                  $       440,724  $      705,724
Accounts payable                                  148,967         127,828
Due to affiliates                                  38,157          21,406
Accrued real estate taxes                         433,909         516,588
Security deposits                                 159,158         157,920
Mortgage notes payable                         29,866,060      30,082,916
                                          ---------------- ---------------
     Total liabilities                         31,086,975      31,612,382
                                          ---------------- ---------------
Limited Partners' deficit (37,447
  Interests issued and outstanding)            (4,910,503)     (5,071,501)
General Partner's deficit                        (599,147)       (600,773)
                                          ---------------- ---------------
     Total partners' deficit                   (5,509,650)     (5,672,274)
                                          ---------------- ---------------
                                          $    25,577,325  $   25,940,108
                                          ================ ===============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)


                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)


                                                  1996            1995
                                          ---------------- ---------------
Income:
  Rental and service                      $     4,869,608  $    4,549,357
  Interest on short-term investments               71,000          20,854
                                          ---------------- ---------------
    Total income                                4,940,608       4,570,211
                                          ---------------- ---------------

Expenses:
  Interest on mortgage notes payable            1,437,836       1,447,482
  Interest on short-term loan - affiliate          16,981          28,396
  Depreciation                                    637,553         634,095
  Amortization of deferred expenses                30,307          30,308
  Property operating                            1,874,136       1,689,430
  Real estate taxes                               345,436         420,795
  Property management fees                        240,367         225,375
  Administrative                                  195,368         202,295
                                          ---------------- ---------------
    Total expenses                              4,777,984       4,678,176
                                          ---------------- ---------------
Net income (loss)                         $       162,624  $     (107,965)
                                          ================ ===============
Net income (loss) allocated to
  General Partner                         $         1,626  $       (1,080)
                                          ================ ===============
Net income (loss) allocated to
  Limited Partners                        $       160,998  $     (106,885)
                                          ================ ===============
Net income (loss) per Limited Partnership
  Interest (37,447 issued and outstanding)$          4.30  $        (2.85)
                                          ================ ===============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)


                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                          ---------------- ---------------
Income:
  Rental and service                      $     2,431,345  $    2,297,072
  Interest on short-term investments               29,875           6,965
                                          ---------------- ---------------
    Total income                                2,461,220       2,304,037
                                          ---------------- ---------------

Expenses:
  Interest on mortgage notes payable              717,672         722,606
  Interest on short-term loan - affiliate           8,028          14,798
  Depreciation                                    318,776         317,048
  Amortization of deferred expenses                15,153          15,154
  Property operating                              983,822         930,582
  Real estate taxes                               161,317         212,455
  Property management fees                        121,659         113,775
  Administrative                                  113,367         112,795
                                          ---------------- ---------------
    Total expenses                              2,439,794       2,439,213
                                          ---------------- ---------------
Net income (loss)                         $        21,426  $     (135,176)
                                          ================ ===============
Net income (loss) allocated to General
  Partner                                 $           214  $       (1,352)
                                          ================ ===============
Net income (loss) allocated to Limited
  Partners                                $        21,212  $     (133,824)
                                          ================ ===============
Net income (loss) per Limited Partnership
  Interest (37,447 issued and outstanding)$          0.57  $        (3.57)
                                          ================ ===============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)


                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                          ---------------- ---------------
Operating activities:
    Net income (loss)                     $       162,624  $     (107,965)
    Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depreciation of properties                   637,553         634,095
     Amortization of deferred expenses             30,307          30,308
       Net change in:
        Escrow deposits                            86,108        (137,872)
        Accounts and accrued interest
          receivable                              (95,861)         10,546
        Prepaid expenses                         (148,958)       (235,831)
        Accounts payable                           21,139         (28,369)
        Due to affiliates                          16,751         (82,525)
        Accrued liabilities                       (82,679)        (11,403)
        Security deposits                           1,238           5,026
                                          ---------------- ---------------
    Net cash provided by operating activities     628,222          76,010
                                          ---------------- ---------------

Financing activities:
    Proceeds from loan payable - affiliate                        195,000
    Repayment of loan payable - affiliate        (265,000)       (250,000)
    Proceeds from the release of capital
      improvement escrows                          52,894         245,056
    Principal payments on mortgage notes
      payable                                    (216,856)       (197,824)

                                          ---------------- ---------------
    Net cash used in financing
      activities                                 (428,962)         (7,768)
                                          ---------------- ---------------

Net change in cash and cash equivalents           199,260          68,242
Cash and cash equivalents at beginning
    of period                                     146,052         203,497
                                          ---------------- ---------------

Cash and cash equivalents at end of period $      345,312  $      271,739
                                          ================ ===============

The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months and quarters ended June 30, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable of $1,437,836 and $1,447,482, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 were:

                                               Paid
                                      ---------------------
                                       Six Months   Quarter    Payable
                                       ----------  ---------   --------

  Reimbursement of expenses to
     the General Partner, at cost        $45,229    $28,841     $35,339


During the six months ended June 30, 1996, the Partnership made repayments totaling $265,000 on the loan from the General Partner. The Partnership incurred interest expense of $16,981 and paid interest expense of $17,050 on the loan during this period. As of June 30, 1996, the loan had a balance of $440,724, with accrued interest payable thereon of $2,818. Interest expense on the General Partner loan is computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of June 30, 1996, this rate was 5.911%.

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

Operations
- ----------

Summary of Operations
- ---------------------

Increased rental income at several of the properties due to higher rental rates resulted in the recognition of net income for the Partnership during the six months and quarter ended June 30, 1996 as compared to a net loss during the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussion of fluctuations between 1996 and 1995 refer to both the six months and quarter ended June 30, 1996 and 1995.

Primarily as a result of higher rental rates at the Brierwood, Cedar Ridge, DeFoors Creek and Somerset Village apartment complexes, rental income increased for 1996 when compared to 1995.

As a result of interest earned on escrow deposits, interest income on short-term investments increased for 1996 when compared to 1995.

The repayment of a portion of the General Partner loan resulted in a decrease in interest on short-term loan - affiliate for 1996 when compared to 1995.

A refund received for a portion of the 1994 real estate taxes for the Somerset Village Apartments and lower real estate assessment at the Brierwood Apartments caused real estate tax expense to decrease during 1996 when compared to 1995. This decrease was partially offset by an increase in the assessed value at the Defoors Creek Apartments.

Higher repair and maintenance expenditures which included painting at Somerset Village Apartments and higher utility expenses at Brierwood Apartments were the primary reasons property operating expenses increased during the six months ended June 30, 1996 when compared to the same period in 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $199,000 as of June 30, 1996 when compared to December 31, 1995. The Partnership generated cash flow totaling approximately $628,000 from its operating activities which primarily represented the operations of its properties, net of the payment of administrative expenses. The Partnership's financing activities consisted of the repayment of a portion of loan payable - affiliate of $265,000, principal payments on mortgage notes payable of approximately $217,000 and proceeds from the release of capital improvement escrows of $53,000.

The Partnership owes $440,724 to the General Partner at June 30, 1996. This loan is expected to be repaid from available cash flow from future property operations, and from proceeds received from the disposition of the Partnership's real estate investments prior to any distributions to Limited Partners.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. For the six months ended June 30, 1996 and 1995, all five of the Partnership's properties generated positive cash flow. As of June 30, 1996, the occupancy rates of the Partnership's properties ranged from 92% to 98%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties, including improving property performance and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties. Currently, the Partnership has entered into contracts to sell the Brierwood and Somerset Village apartment complexes for sale prices of $5,250,000 and $11,100,00, respectively. Additionally, the Partnership is actively marketing the remaining properties in its portfolio. If current market conditions remain favorable and the General Partner can obtain appropriate sale prices, the Partnership's liquidation strategy will be accelerated.

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

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 5. Other Information
- --------------------------

Brierwood Apartments
- --------------------

As previously reported, on April 23, 1996, the Partnership contracted to sell Brierwood Apartments, Jacksonville, Florida, to an unaffiliated party, ERP Operating Limited Partnership. The closing of the sale has been extended to September 3, 1996, and the sale price has been reduced from $5,400,000 to $5,250,000.

Somerset Village Apartments
- ---------------------------

In 1983, the Partnership acquired the Somerset Village Apartments utilizing $3,470,645 in offering proceeds. The property was purchased subject to an existing first mortgage loan in the amount of approximately $7,191,000 and a $200,000 purchase money note collateralized by a second mortgage on the property. The second mortgage was repaid from Partnership funds in 1988.

On August 8, 1996, the Partnership contracted to sell the property for a sale price of $11,100,000 to an unaffiliated party, TGM Realty Corp. #5, a Delaware corporation. The purchaser has deposited $300,000 into an escrow account as earnest money. The remaining portion of the sale price will be payable in cash at closing, which is scheduled to occur on September 16, 1996. From the proceeds of the sale, the Partnership will pay the outstanding balance of the first mortgage loan which is expected to be approximately $6,333,000 at closing, $166,500 to an unaffiliated party as a brokerage commission and $111,000 to an affiliate of the third party providing property management services for the property as a fee for services rendered in connection with the sale of the property. The Partnership will receive the remaining proceeds of approximately $4,489,500, less closing costs. Of such proceeds, an amount not to exceed $250,000 will be retained by the Partnership and will not be available for use or distribution by the Partnership until 90 days after closing. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Partnership for actual expenses incurred in connection with the sale.

Affiliates of the General Partner have recently contracted to sell five other properties to the purchaser.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.

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

(10) Material Contracts:

The Agreement of Sale relating to the sale of Somerset Village Apartments, Tempe, Arizona, is attached thereto.

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1996 is attached hereto.

(99)(i) Master Amendment and Agreement dated May 22, 1996 relating to the sale of Brierwood Apartments, Jacksonville, Florida.

(ii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sale of Brierwood Apartments, Jacksonville, Florida.

(iii) Letter agreements dated May 24, 1996 and July 8, 1996 relating to the sale of Brierwood Apartments, Jacksonville, Florida.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated April 23, 1996, was filed reporting a contract to sell Brierwood Apartments located in Jacksonville, Florida.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR EQUITY PROPERTIES-XII



                              By: /s/ Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Partners-XII, the General Partner



                              By: /s/ Brian D. Parker
                                  ------------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Partners-XII, the General
                                  Partner


Date:   August 13, 1996
       --------------------------