Form 10-Q
period 1996-09-30
BALCOR EQUITY PROPERTIES XII
filed 1996-11-14
CIK 701785

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                               1996              1995
                                         ----------------- ---------------
Cash and cash equivalents                $      6,100,005  $      146,052
Escrow deposits                                   773,979       1,626,624
Accounts and accrued interest
  receivable                                      738,503          87,969
Prepaid expenses                                  182,930          95,080
Deferred expenses, net of
  accumulated amortization of
  $134,270 in 1996 and $157,220
  in 1995                                         177,428         431,158
                                         ----------------- ---------------
                                                7,972,845       2,386,883
                                         ----------------- ---------------
Investment in real estate:
  Land                                          2,785,287       4,359,906
  Buildings and improvements                   25,024,682      39,176,170
                                         ----------------- ---------------
                                               27,809,969      43,536,076
  Less accumulated depreciation                13,020,285      19,982,851
                                         ----------------- ---------------
Investment in real estate, net of
  accumulated depreciation                     14,789,684      23,553,225
                                         ----------------- ---------------
                                         $     22,762,529  $   25,940,108
                                         ================= ===============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Loan payable - affiliate                                   $      705,724
Accounts payable                         $        255,138         127,828
Due to affiliates                                  50,864          21,406
Accrued real estate taxes                         254,639         516,588
Security deposits                                  82,771         157,920
Mortgage notes payable                         19,697,186      30,082,916
                                         ----------------- ---------------
     Total liabilities                         20,340,598      31,612,382
Limited Partners' capital (deficit)
  (37,447 Interests issued and
  outstanding)                                  2,941,762      (5,071,501)
General Partner's deficit                        (519,831)       (600,773)
                                         ----------------- ---------------
     Total partners' capital
       (deficit)                                2,421,931      (5,672,274)
                                         ----------------- ---------------
                                         $     22,762,529  $   25,940,108
                                         ================= ===============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                               1996              1995
                                         ----------------- ---------------
Income:
  Rental and service                     $      7,148,080  $    6,879,522
  Interest on short-term
    investments                                    81,869          24,802
                                         ----------------- ---------------
    Total income                                7,229,949       6,904,324
                                         ----------------- ---------------
Expenses:
  Interest on mortgage notes
    payable                                     2,129,788       2,167,765
  Interest on short-term loan -
    affiliate                                      21,152          43,077
  Depreciation                                    940,909         951,141
  Amortization of deferred expenses                44,986          45,462
  Property operating                            2,753,638       2,756,260
  Real estate taxes                               536,391         624,306
  Property management fees                        345,841         342,670
  Administrative                                  296,823         284,906
                                         ----------------- ---------------
    Total expenses                              7,069,528       7,215,587
                                         ----------------- ---------------
Income (loss) before gain on sale
  of properties                                   160,421        (311,263)
Gain on sale of properties                      8,142,528
                                         ----------------- ---------------
Income (loss) before extraordinary
  item                                          8,302,949        (311,263)
Extraordinary item:
   Debt extinguishment expense                   (208,744)
                                         ----------------- ---------------
Net income (loss)                        $      8,094,205  $     (311,263)
                                         ================= ===============
Income (loss) before extraordinary
  item allocated to General Partner      $         83,029  $       (3,113)
                                         ================= ===============
Income (loss) before extraordinary
  item allocated to Limited
  Partners                               $      8,219,920  $     (308,150)
                                         ================= ===============
Income (loss) before extraordinary
  item per Limited Partnership
  Interest (37,447 issued and
  outstanding)                           $         219.51  $        (8.23)
                                         ================= ===============
Extraordinary item allocated
  to General Partner                     $         (2,087)           None
                                         ================= ===============

Extraordinary item allocated
  to Limited Partners                    $       (206,657)           None
                                         ================= ===============
Extraordinary item per Limited
  Partnership Interest (37,447
  issued and outstanding)                $          (5.52)           None
                                         ================= ===============
Net income (loss) allocated to
  General Partner                        $         80,942  $       (3,113)
                                         ================= ===============
Net income (loss) allocated to
  Limited Partners                       $      8,013,263  $     (308,150)
                                         ================= ===============
Net income (loss) per Limited
  Partnership Interest (37,447
  issued and outstanding)                $         213.99  $        (8.23)
                                         ================= ===============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (Unaudited)

                                               1996              1995
                                         ----------------- ---------------
Income:
  Rental and service                     $      2,278,472  $    2,330,165
  Interest on short-term
    investments                                    10,869           3,948
                                         ----------------- ---------------
    Total income                                2,289,341       2,334,113
                                         ----------------- ---------------
Expenses:
  Interest on mortgage notes
    payable                                       691,952         720,283
  Interest on short-term loan -
    affiliate                                       4,171          14,681
  Depreciation                                    303,356         317,046
  Amortization of deferred expenses                14,679          15,154
  Property operating                              879,502       1,066,830
  Real estate taxes                               190,955         203,511
  Property management fees                        105,474         117,295
  Administrative                                  101,455          82,611
                                         ----------------- ---------------
    Total expenses                              2,291,544       2,537,411
                                         ----------------- ---------------
Loss before gain on sale of
  properties                                       (2,203)       (203,298)
Gain on sale of properties                      8,142,528
                                         ----------------- ---------------
Income (loss) before extraordinary
  item                                          8,140,325        (203,298)
Extraordinary item:
   Debt extinguishment expense                   (208,744)
                                         ----------------- ---------------
Net income (loss)                        $      7,931,581  $     (203,298)
                                         ================= ===============
Income (loss) before extraordinary
  item allocated to General Partner      $         81,403  $       (2,033)
                                         ================= ===============
Income (loss) before extraordinary
  item allocated to Limited
  Partners                               $      8,058,922  $     (201,265)
                                         ================= ===============
Income (loss) before extraordinary
  item per Limited Partnership
  Interest (37,447 issued and
  outstanding)                           $         215.21  $        (5.38)
                                         ================= ===============
Extraordinary item allocated
  to General Partner                     $         (2,087)           None
                                         ================= ===============

Extraordinary item allocated
  to Limited Partners                    $       (206,657)           None
                                         ================= ===============
Extraordinary item per Limited
  Partnership Interest (37,447
  issued and outstanding)                $          (5.52)           None
                                         ================= ===============
Net income (loss) allocated to
  General Partner                        $         79,316  $       (2,033)
                                         ================= ===============
Net income (loss) allocated to
  Limited Partners                       $      7,852,265  $     (201,265)
                                         ================= ===============
Net income (loss) per Limited
  Partnership Interest (37,447
  issued and outstanding)                $         209.69  $        (5.38)
                                         ================= ===============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                               1996              1995
                                         ----------------- ---------------
Operating activities:
  Net income (loss)                      $      8,094,205  $     (311,263)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
      Gain on sale of properties               (8,142,528)
      Debt extinguishment expense                 208,744
      Depreciation of properties                  940,909         951,141
      Amortization of deferred
        expenses                                   44,986          45,462
      Net change in:
        Escrow deposits                           201,601        (218,886)
        Accounts and accrued
          interest receivable                    (650,534)          9,897
        Prepaid expenses                          (87,850)       (165,082)
        Accounts payable                          127,310         (20,893)
        Due to affiliates                          29,458         (78,690)
        Accrued liabilities                      (261,949)        196,460
        Security deposits                         (75,149)         11,052
                                         ----------------- ---------------
  Net cash provided by operating
    activities                                    429,203         419,198
                                         ----------------- ---------------
Investing activities:
  Improvements to properties                                      (34,494)
  Proceeds from sale of properties             16,350,000
  Payment of selling costs                       (384,840)
                                         ----------------- ---------------
  Net cash provided by (used in)
    investing activities                       15,965,160         (34,494)
                                         ----------------- ---------------
Financing activities:
  Proceeds from loan payable -
    affiliate                                                     195,000
  Repayment of loan payable -
    affiliate                                    (705,724)       (505,000)
  Repayment of mortgage notes
    payable                                   (10,070,865)
  Proceeds from the release of
    capital improvement escrows                   651,044         276,685
  Principal payments on mortgage
    notes payable                                (314,865)       (300,195)
                                         ----------------- ---------------
  Net cash used in financing
    activities                                (10,440,410)       (333,510)
                                         ----------------- ---------------

Net change in cash and cash
  equivalents                                   5,953,953          51,194
Cash and cash equivalents at
  beginning of period                             146,052         203,497
                                         ----------------- ---------------
Cash and cash equivalents at end
  of period                              $      6,100,005  $      254,691
                                         ================= ===============

The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months and quarters ended September 30, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable of $2,129,788 and $2,167,765, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 were:

                                               Paid
                                      ---------------------
                                      Nine Months   Quarter    Payable
                                       ----------  ---------   --------

  Reimbursement of expenses to
     the General Partner, at cost       $52,735     $7,506     $50,864


During the nine months ended September 30, 1996, the Partnership repaid the General Partner loan, which had an outstanding balance of $705,724 at December 31, 1995 with proceeds from the sale of the Brierwood Apartments. The Partnership incurred interest expense of $21,152 and paid interest expense of $24,039 on the loan during the nine months ended September 30, 1996. Interest expense on the General Partner loan was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. The interest rate was 5.931% at the date of the loan repayment.


4.  Property Sales:

(a) In August 1996, the Partnership sold the Brierwood Apartments in an all cash sale for $5,250,000. From the proceeds of the sale, the Partnership paid $3,749,391 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $80,625 in selling costs. The basis of the property was $2,279,282, which is net of accumulated depreciation of $2,738,335. For financial statement purposes, the Partnership recognized a gain of $2,890,093 from the sale of this property.

(b) In September 1996, the Partnership sold the Somerset Village Apartments in an all cash sale for $11,100,000. From the proceeds of the sale, the Partnership paid $6,321,474 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $304,215 in selling costs. The basis of the property was $5,543,350, which is net of accumulated depreciation of $5,165,140. For financial statement purposes, the Partnership recognized a gain of $5,252,435 from the sale of this property.


5.  Extraordinary Item:

In connection with the sales of the Brierwood and Somerset Village apartment complexes during 1996, the Partnership fully amortized the remaining deferred expenses in the amount of $208,744. This amount was recognized as an extraordinary item and classified as debt extinguishment expense.

6.  Subsequent Events:

(a) In October 1996, the Partnership paid $561,705 ($15 per Interest) to Limited Partners representing a special distribution from a portion of the Net Cash Proceeds received in connection with the sale of Brierwood Apartments.

(b) In November 1996, the Partnership sold the Cedar Ridge Apartments in an all cash sale for $7,200,000. From the proceeds of the sale, the Partnership paid $4,966,035 and $103,600 to the third party mortgage holder in full satisfaction of the first and second mortgage loans, respectively, and paid $284,234 in selling costs and $151,993 in prepayment penalties. For financial statement purposes, the Partnership will recognize a gain of approximately $2,600,000 from the sale of this property during the fourth quarter of 1996.

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Equity Properties-XII (the "Partnership") was formed in 1981 to invest in and operate income-producing real property. The Partnership raised $37,447,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire seven real property investments and a minority joint venture interest in one additional real property. Prior to 1996, three properties were disposed of, including the property in which the Partnership held a minority joint venture interest. During the nine months ended September 30, 1996, the Partnership sold two properties and during November 1996, the Partnership sold one additional property. The Partnership continues to operate its two remaining properties.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized gains related to the sales of the Brierwood and Somerset Village apartment complexes during 1996. These gains were the primary reasons for the recognition of net income for the nine months and quarter ended September 30, 1996 as compared to a net loss for the same periods in 1995.


1996 Compared to 1995
---------------------

Unless otherwise noted, discussion of fluctuations between 1996 and 1995 refer to the nine months and quarter ended September 30, 1996 and 1995.

Primarily as a result of higher rental rates at the Cedar Ridge, DeFoors Creek, and Somerset Village apartment complexes, rental income increased for the nine months ended September 30, 1996 as compared to the same period in 1995.

As a result of interest earned on escrow deposits, interest income on short-term investments increased for the nine months ended September 30, 1996 when compared to the same period in 1995.

The repayment of the General Partner loan from proceeds from the sale of the Brierwood Apartments during the third quarter of 1996 resulted in a decrease in interest on short-term loan - affiliate for 1996 when compared to 1995.

Exterior painting expenditures at Brierwood Apartments in the third quarter of 1995 were the primary reason property operating expense decreased during the quarter ended September 30, 1996 when compared to the same period in 1995.

A refund received for a portion of the 1994 real estate taxes for the Somerset Village Apartments and a lower real estate assessment at the Brierwood Apartments caused real estate tax expense to decrease during the nine months ended September 30, 1996 when compared to the same period in 1995. This decrease was partially offset by an increase in the assessed value at the Defoors Creek Apartments.

Due primarily to an increase in accounting fees, administrative expenses increased during the quarter ended September 30, 1996 as compared to the same period in 1995.

The Partnership sold the Brierwood and Somerset Village apartment complexes in August and September 1996, respectively. As a result, the Partnership recognized gains totaling $8,142,527 during 1996.

As a result of the sales of the Brierwood and Somerset Village apartment complexes, the Partnership fully amortized the remaining deferred expenses in the amount of $208,744. This amount was recognized as an extraordinary item and classified as debt extinguishment expense during 1996.


Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $5,954,000 as of September 30, 1996 when compared to December 31, 1995 primarily due to the proceeds received from the 1996 property sales. The Partnership generated cash flow totaling approximately $429,000 from its operating activities which primarily represented the operations of its properties, net of the payment of administrative expenses. Investing activities consisted of net proceeds received from the sales of the Brierwood and Somerset Village apartment complexes of approximately $15,965,000. Financing activities consisted of the repayment of mortgage notes payable of approximately $10,071,000, the repayment of the loan payable - affiliate of approximately $705,000, principal payments on mortgage notes payable of approximately $315,000 and proceeds from the release of capital improvement escrows of $651,000. The Partnership also made a special distribution to Limited Partners from Net Cash Proceeds in October 1996.

The Partnership classifies the cash flow of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the nine months ended September 30, 1996 and 1995, all three properties owned by the Partnership at September 30, 1996 generated positive cash flow. The Brierwood Apartments, which was sold in August 1996, generated positive cash flow prior to its sale in 1996 and generated a marginal deficit during 1995. The Somerset Village Apartments, which was sold in September 1996, generated positive cash flow prior to its sale in 1996 and during 1995. As of September 30, 1996, the occupancy rates of the Partnership's remaining properties ranged from 88% to 98%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties, including improving property performance and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties and has accelerated the Partnership's liquidation strategy. During August, September, and November 1996, the Partnership sold the Brierwood, Somerset Village and Cedar Ridge apartment complexes, respectively. Currently, the Partnership has entered into contracts to sell the Sandridge - Phase I and DeFoors Creek apartment complexes for sales prices of $8,250,000 and $19,850,000, respectively.

The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

In August 1996, the Partnership sold the Brierwood Apartments in an all cash sale for $5,250,000. From the proceeds of the sale, the Partnership paid $3,749,391 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $80,625 in selling costs. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the Partnership until December 1996. The remainder of the proceeds were used to repay the General Partner loan and make a distribution to the Limited Partners in October 1996. See Note 4 of Notes to Financial Statements for additional information.

In September 1996, the Partnership sold Somerset Village Apartments in an all cash sale for $11,100,000. From the proceeds of the sale, the Partnership paid $6,321,474 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $304,215 in selling costs. The remaining proceeds will be distributed to the Limited Partners in January 1997. See Note 4 of Notes to Financial Statements for additional information.

In November 1996, the Partnership sold the Cedar Ridge Apartments in an all cash sale for $7,200,000. From the sale proceeds, the Partnership paid $4,966,035 and $103,600 to the third party mortgage holder in full satisfaction of the first and second mortgage loans, respectively, and paid $284,234 in selling costs and $151,993 in prepayment penalties. The remainder of the proceeds is expected to be distributed to the Limited Partners in January 1997. See Note 6 of Notes to Financial Statements for additional information.

Each of the Partnership's remaining properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The Partnership has no third party financing that matures prior to 1998.

During October 1996, the Partnership commenced distributions and paid a special distribution of $561,705 ($15 per Interest) to Limited Partners from a portion of the Net Cash Proceeds received in connection with the sale of the Brierwood Apartments. To date, investors have received distributions of Net Cash Receipts of $70 and Net Cash Proceeds of $75.50 totaling $145.50 per $1,000 Interest, as well as certain tax benefits. Future distributions will depend on cash flow from the Partnership's remaining properties and proceeds from future property sales, as to both of which there can be no assurances. The General Partner does not anticipate that investors will recover all of their original investment.

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

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

Klein proposed class action
---------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Partnership, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.


Item 5.  Other Information
--------------------------

Cedar Ridge Apartments
----------------------

As previously reported, on September 25, 1996, the Partnership contracted to sell Cedar Ridge Apartments, Baytown, Texas, to an unaffiliated party, Veard-Baytown Limited Partnership, an Ohio limited partnership, for a sale price of $7,200,000. The sale closed on November 1, 1996. From the proceeds of the sale, the Partnership repaid the outstanding balances of the first and second mortgage loans of $4,966,035 and $103,600, respectively, and also paid $151,993 in prepayment penalties, $162,000 to an unaffiliated party as a brokerage commission, $90,000 to an affiliate of the third party providing property management services for the property as a fee for services rendered in connection with the sale of the property and $32,234 in closing costs. The Partnership received the remaining proceeds of $1,694,138.

Sandridge Apartments, Phase II
------------------------------

As previously reported, on August 27, 1996, the Partnership contracted to sell Sandridge Apartments, Phase I, Pasadena, Texas, to an unaffiliated party, Alliance Holdings, L.L.C., an Illinois limited liability company. The sale price is $8,250,000. The purchaser has exercised its option to extend the closing date to December 30, 1996 and has deposited an additional $75,000 in earnest money which amount is non-refundable in the event the sale does not close.

DeFoors Creek Apartments
------------------------

As previously reported, on September 9, 1996, the Partnership contracted to sell DeFoors Creek Apartments, Atlanta, Georgia, to an unaffiliated party, Lincoln Property Company Southwest, Inc., for a sale price of $20,000,000. The purchaser exercised its option to terminate the sale; however, the agreement of sale was subsequently reinstated by the Partnership and the purchaser. The Partnership and the purchaser also agreed to reduce the sale price to $19,850,000 and extend the closing date to December 16, 1996. The $150,000 of additional earnest money required by the purchaser to be deposited has been reduced to $100,000 and is to be deposited on or before December 2, 1996. In addition, the $100,000 of earnest money previously deposited by the purchaser is now non-refundable to the purchaser, except in the event of a Partnership default.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits:

(4) Certificate of Limited Partnership set forth as Exhibit 4.1 to the Registrant's Registration Statement on Form S-11 dated July_2, 1982 (Registration No._2-76947) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-11126) are hereby incorporated herein by reference.

(10) Material Contracts:

(a) Agreement of Sale relating to the sale of Somerset Village Apartments, Tempe, Arizona previously filed as Exhibit 10 to the Registrant's Report on Form 10-Q for the quarter ending June 30, 1996 is incorporated herein by reference.

(b)(i) Agreement of Sale and attachment thereto relating to the sale of Sandridge Apartments - Phase I, Pasadena, Texas, previously filed as Exhibit 2(a) to the Partnership's Current Report on Form 8-K dated August 27, 1996 is incorporated herein by reference.

(ii) Modification Agreement relating to the sale of Sandridge Apartments - Phase I, Pasadena, Texas, previously filed as Exhibit 2(b) to the Partnership's Current Report on Form 8-K dated August 27, 1996 is incorporated herein by reference.

(iii) Second Modification Agreement relating to the sale of Sandridge Apartments - Phase I, Pasadena, Texas, previously filed as Exhibit 99 to the Partnership's Current Report on Form 8-K dated September 25, 1996, is incorporated herein by reference.

(iv) Letter Agreement relating to the sale of Sandridge Apartments - Phase I, Pasadena, Texas, is attached hereto.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of DeFoors Creek Apartments, Atlanta, Georgia, previously filed as Exhibit 2 to the Partnership's Current Report on Form 8-K dated September 9 1996 is incorporated herein by reference.

(ii) Letter dated October 2, 1996 relating to the termination of the contract for the sale of DeFoors Creek Apartments, Atlanta, Georgia, is attached hereto.

(iii) First Amendment to Agreement of Sale and Escrow Agreement dated October 10, 1996 reinstating the contract for the sale of DeFoors Creek Apartments, Atlanta, Georgia, is attached hereto.

(iv) Second Amendment to Agreement of Sale and Escrow Agreement dated October 17, 1996 relating to the sale of DeFoors Creek Apartments, Atlanta, Georgia, is attached hereto.

(v) Letter dated October 23, 1996 relating to the termination of the contract for the sale of DeFoors Creek Apartments, Atlanta, Georgia, is attached hereto.

(vi) Third Amendment of Agreement of Sale and Escrow Agreement dated October 31, 1996 reinstating the contract for the sale of DeFoors Creek Apartments, Atlanta, Georgia, is attached hereto.

(d)(i) Agreement of Sale and attachment thereto relating to the sale of Cedar Ridge Apartments, Baytown, Texas, previously filed as Exhibit 2(i) to the Partnership's Current Report on Form 8-K dated September 25, 1996 is incorporated herein by reference.

(ii) Letter Agreement relating to the sale of Cedar Ridge Apartments, Baytown, Texas, previously filed as Exhibit 2 (ii) to the Partnership's Current Report on Form 8-K dated September 25, 1996 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1996 is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated August 27, 1996, was filed reporting a contract to sell Sandridge Apartments - Phase I located in Pasadena, Texas, and the closing of the sale of the Brierwood Apartments located in Jacksonville, Florida.

(ii) A Current Report on Form 8-K dated September 9, 1996 was filed reporting a contract to sell DeFoors Creek Apartments located in Atlanta, Georgia, and the extension of the contract to sell Somerset Village Apartments located in Tempe, Arizona.

(iii) A Current Report on Form 8-K dated September 25, 1996 was filed reporting a contract to sell Cedar Ridge Apartments located in Baytown, Texas, the closing of the sale of the Somerset Village Apartments located in Tempe, Arizona, and the modification of the contract to sell Sandridge Apartments - Phase I located in Pasadena, Texas.

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



                              By: /s/Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Vice President, and Chief Financial Officer
                                  (Principal Accounting Officer) of Balcor
                                  Partners-XII, the General Partner


Date:  November 14, 1996
       --------------------------