Form 10-K
period 1996-12-31
BALCOR EQUITY PROPERTIES XII
filed 1997-03-28
CIK 701785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
                                      OR

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

Item 1. Business
----------------

Balcor Equity Properties-XII (the "Registrant") is a limited partnership formed in 1981 under the laws of the State of Illinois. The Registrant raised $37,447,000 from sales of Limited Partnership Interests. The Registrant's operations consisted exclusively of investment in and operation of income-producing real property, and all financial information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire seven real property investments and a minority joint venture interest in one additional real property, three of which were disposed of in prior years, including the property in which the Registrant held a minority joint venture interest. During 1996, the Registrant sold its remaining five real estate investments. The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

In August 1996, the Registrant sold Brierwood Apartments in an all cash sale for $5,250,000. In September 1996, the Registrant sold Somerset Village Apartments in an all cash sale for $11,100,000. In November 1996, the Registrant sold the Cedar Ridge and Sandridge - Phase I apartment complexes in all cash sales for $7,200,000 and $8,250,000, respectively. In December 1996, the Registrant sold the DeFoors Creek Apartments in an all cash sale for $19,850,000. See "Other Information", below, and "Item 7. Liquidity and Capital Resources" for additional information.

A portion of the proceeds from the property sales was distributed to Limited Partners in October 1996 and January 1997, and the remaining available proceeds will be distributed in 1997. The Registrant has retained a portion of the cash to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency continues to exist or arises, reserves may be held by the Registrant for a longer period of time.

Activity for the purchase of limited partnership interests ("tender offers") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the interests. When a tender offer was made for interests in the Registrant, the General Partner issued a response to limited partners expressing the General Partner's opinion regarding the offer. Certain administrative costs were incurred to respond to a tender offer.

The officers and employees of Balcor Partners-XII, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Other Information
-----------------

Sandridge - Phase I Apartments
------------------------------

As previously reported, on August 27, 1996, the Registrant contracted to sell Sandridge - Phase I Apartments, Pasadena, Texas, to an unaffiliated party, Alliance Holdings, L.L.C., an Illinois limited liability company. The purchaser assigned its rights under the agreement of sale to one of its affiliates, Affiliate OG Portfolio L.P., and the sale closed on November 12, 1996. The sale price was $8,250,000. From the proceeds of the sale, the Registrant repaid the outstanding balance of the first mortgage loan of $5,829,712 and paid a prepayment penalty of $141,832, closing costs of $32,925, $123,750 to an unaffiliated party as a brokerage commission and $75,900 to an affiliate of the third party providing property management services for the property as a fee for services rendered in connection with the sale of the property. The unsecured loan from the General Partner which was utilized towards the 1989 refinancing of the property and which had an outstanding balance of $440,724 at June 30, 1996 has been repaid with proceeds from the previous sales of the Registrant's properties. The Registrant received the remaining proceeds of approximately $2,046,000.

DeFoors Creek Apartments
------------------------

As previously reported, on September 9, 1996, the Registrant contracted to sell DeFoors Creek Apartments, Atlanta, Georgia, to an unaffiliated party, Lincoln Property Company Southwest, Inc. The purchaser exercised its option to terminate the sale; however, the agreement of sale was subsequently reinstated by the Registrant and the purchaser. The purchaser assigned its rights under the agreement of sale to one of its affiliates, Lincoln DeFoors Creek, L.P., a Georgia limited partnership, and the sale closed on December 19, 1996. The sale price was $19,850,000. The purchaser received a credit of $65,000 against the sale price relating to the property's vacancy factor. From the proceeds of the sale, the Registrant repaid the outstanding balances of the first and second mortgage loans of $6,107,307 and $2,637,708, respectively, and paid closing costs of $544,093, which includes a state withholding tax of $514,243 paid on behalf of the Limited Partners relating to the gain on the sale of the property, $428,589 in prepayment penalties, $198,500 to an unaffiliated party as a brokerage commission and $148,875 to an affiliate of the third party providing property management services for the property as a fee for services rendered in connection with the sale of the property. The Registrant received the remaining proceeds of approximately $9,720,000.

Item 2. Properties
------------------

The Registrant no longer owns any physical properties.

Item 3. Legal Proceedings
-------------------------

Proposed class action
---------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Proposed class action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al., Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 3,192.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                     1996          1995        1994        1993         1992
                  ---------     ----------  ----------  ----------  ----------

Total income      $8,278,842   $9,271,354 $ 8,743,519 $ 8,223,415   $ 8,308,626
Loss before gain
  on sales of
  properties and
  extraordinary
  items            (122,001)    (547,006) (1,032,968)   (952,362)     (445,671)
Net income (loss) 26,597,761    (547,006)   (682,968)   (755,843)     3,048,526
Net income (loss)
  per Limited Part-
  nership Interest    695.36      (14.46)     (18.06)     (19.98)         80.60
Total assets      20,139,284   25,940,108  27,188,193  27,222,063    28,297,996
Mortgage notes
  payable               None   30,082,916  30,487,859  30,815,836    31,133,258
Distributions per
  Limited Partner-
  ship Interest (A)    15.00         None        None        None          None

(A) This amount represents a distribution of Original Capital.


Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------

Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------
Balcor Equity Properties - XII (the "Partnership") recognized gains related to the 1996 property sales. As a result, the Partnership generated net income during 1996 as compared to a net loss during 1995. The Partnership experienced improved operations during 1995 primarily as a result of increased rental income which resulted in the Partnership generating a decreased net loss during 1995 as compared to 1994. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

The Partnership sold the Brierwood, Cedar Ridge, DeFoors Creek, Sandridge - Phase I, and Somerset Village apartment complexes during 1996, and recognized gains on the sales totaling $27,809,874 during 1996.

As a result of the 1996 property sales, rental and service income decreased by approximately $1,478,000 as compared to 1995. Increased rental rates at four of the five sold properties resulted in higher rental income of approximately $298,000, partially offsetting the decrease in rental and service income during 1996 as compared to 1995.

Due to higher average cash balances resulting from net proceeds received in connection with the 1996 property sales and interest earned on escrow deposits, interest income on short-term investments increased during 1996 as compared to 1995.

As a result of the 1996 property sales and the related payoff of the underlying mortgages, interest expense on mortgage notes payable decreased during 1996 as compared to 1995.

The repayment of the General Partner loan from proceeds from the sale of the Brierwood Apartments during the third quarter of 1996 resulted in a decrease in interest on short-term loan - affiliate for 1996 as compared to 1995.

As a result of the 1996 property sales, depreciation expense decreased during 1996 as compared to 1995.

As a result of the 1996 property sales, amortization of deferred expenses decreased during 1996 as compared to 1995.

Property operating expense for 1996 decreased when compared to 1995 by approximately $724,000 due to the 1996 property sales and additional repair and maintenance expenses incurred in 1995, including the exterior painting of the Brierwood Apartments. This decrease was partially offset by higher payroll, utilities, and insurance expense at all of the properties and exterior painting and repair expenditures in 1996 at Somerset Apartments totaling approximately $390,000.

Real estate tax expense for 1996 decreased when compared to 1995 by approximately $188,000 due to the 1996 property sales. Real estate tax expense also decreased due to a refund of approximately $56,000 received from the taxing authority for Somerset Village Apartments and due to lower taxes of approximately $37,000 at the DeFoors Creek Apartments as a result of a decrease in the assessed value and tax rate. These decreases were partially offset by an increase of approximately $31,000 at the Sandridge - Phase I Apartments due to an increase in the assessed value of the property.

As a result of the 1996 property sales, property management fees decreased during 1996 as compared to 1995.

The Partnership incurred legal, consulting, printing and postage costs in connection with a tender offer during the fourth quarter of 1995. As a result, administrative expenses decreased during 1996 as compared to 1995.

In connection with the 1996 property sales, the Partnership paid loan prepayment penalties totaling $722,414, and wrote off the remaining unamortized deferred expenses totaling $380,085. These amounts were recognized as extraordinary items and classified as debt extinguishment expense.

1995 Compared to 1994
---------------------

As a result of higher rental rates at all of the Partnership's properties, rental and service income increased during 1995 as compared to 1994.

As a result of higher average interest rates, interest income on short-term investments increased during 1995 as compared to 1994.

The August 1994 retirement of the Sandridge - Phase I Apartments' second mortgage loan resulted in a decrease of approximately $109,000 in interest expense on mortgage notes payable during 1995 when compared to 1994. However, the refinancing of the Brierwood and Sandridge - Phase I apartment complexes' first mortgage loans in 1994 resulted in higher outstanding principal balances and increased interest expense by approximately $128,000 which partially offset this decrease. Interest expense also decreased by approximately $31,000 due to lower average loan balances resulting from the regular monthly principal payments on the loans.

Due to the retirement and replacement of the Sandridge - Phase I Apartments' second mortgage loan with an unsecured General Partner loan in August 1994, interest on short-term loans increased for 1995 as compared to 1994.

During 1994, the Brierwood and Sandridge - Phase I apartment complexes' first mortgage loans were refinanced and the remaining unamortized deferred expenses relating to the original loan were written off. As a result, amortization expense decreased during 1995 as compared to 1994.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of December 31, 1996 increased by approximately $19,678,000 as compared to December 31, 1995, primarily due to the proceeds received from the 1996 property sales. Cash flow of approximately $209,000 from operating activities consists primarily of property operations and interest income on short term investments, which were partially offset by the payment of administrative expenses. Cash flow from investing activities consists primarily of net proceeds of approximately $50,306,000 from the 1996 property sales. Net cash used in financing activities consists primarily of activities resulting from the 1996 property sales, including loan repayments from sale proceeds of approximately $30,421,000, distributions to Partners of approximately $562,000, principal payments of mortgage notes payable of approximately $368,000 and the receipt of released escrow funds of approximately $1,028,000. In addition, in January 1997 the Partnership made a special distribution of $8,425,575 to Limited Partners from sale proceeds.

The Partnership classifies the cash flow of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1996, the Partnership sold all of its properties. All of the properties generated positive cash flow prior to their sale. During 1995, all of the Partnership's properties generated positive cash flow, with the exception of Brierwood Apartments, which generated a marginal cash flow deficit due to exterior painting of the property in 1995.

In August 1996, the Partnership sold the Brierwood Apartments in an all cash sale for $5,250,000. From the proceeds of the sale, the Partnership paid $3,749,391 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $80,625 in selling costs. Pursuant to the terms of the sale agreement, $500,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until December 1996, at which time the funds were released to the Partnership. The remainder of the proceeds were used to repay the General Partner loan and to make a distribution to the Limited Partners in October 1996. See Note 9 of Notes to Financial Statements for additional information.

In September 1996, the Partnership sold the Somerset Village Apartments in an all cash sale for $11,100,000. From the proceeds of the sale, the Partnership paid $6,321,474 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $304,215 in selling costs. The remainder of the proceeds was distributed to the Limited Partners in January 1997. See Note 9 of Notes to Financial Statements for additional information.

In November 1996, the Partnership sold the Cedar Ridge Apartments in an all cash sale for $7,200,000. From the proceeds of the sale, the Partnership paid $5,069,635 to the third party mortgage holder in full satisfaction of the first and second mortgage loans, and paid $284,234 in selling costs and $151,993 in prepayment penalties. The remainder of the proceeds was distributed to the Limited Partners in January 1997. See Note 9 of Notes to Financial Statements for additional information.

In November 1996, the Partnership sold the Sandridge - Phase I Apartments in an all cash sale for $8,250,000. From the proceeds of the sale, the Partnership paid $5,829,712 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $232,575 in selling costs and $141,832 in prepayment penalties. The remainder of the proceeds was distributed to the Limited Partners in January 1997. See Note 9 of Notes to Financial Statements for additional information.

In December 1996, the Partnership sold the DeFoors Creek Apartments in an all cash sale for $19,850,000. The purchaser received a credit of $65,000 against the sale price relating to the property's vacancy factor. From the proceeds of the sale, the Partnership paid $8,745,015 to the third party mortgage holder in full satisfaction of the first and second mortgage loans, and paid $377,225 in selling costs and $428,589 in prepayment penalties. The remainder of available proceeds will be distributed to the Limited Partners in 1997. See Note 9 of Notes to Financial Statements for additional information.

The Partnership sold all of its remaining properties during 1996. A portion of the proceeds from the property sales was distributed to Limited Partners in October 1996 and January 1997 and the remaining available proceeds will be distributed in 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

During October 1996, the Partnership made a distribution to Limited Partners of $15.00 per Interest from Net Cash Proceeds received from the Brierwood Apartments sale. In January 1997, the Partnership made a distribution of $8,425,575 ($225 per Interest) to Limited Partners from the Net Cash Proceeds received in connection with the sales of Somerset Village, Cedar Ridge and Sandridge - Phase I apartment complexes. Including the January 1997 distribution, investors have received distributions of Net Cash Receipts of $70 and Net Cash Proceeds of $300.50, totaling $370.50 per $1,000 Interest, as well as certain tax benefits. In light of results to date investors will not recover all of their original investment.

Item 8. Financial Statements and Financial Statement Supplementary Data
-----------------------------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1996         December 31, 1995
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets          $20,139,284   $20,139,284 $25,940,108    $13,228,239
Partners' capital
  (deficit) accounts:
    General Partner      (42,000)          None   (600,773)    (1,520,767)
    Limited Partners   19,891,539    24,400,911 (5,071,501)   (16,863,381)
Net income (loss):
    General Partner       558,773     1,520,767     (5,470)       (16,952)
    Limited Partners   26,038,988    42,340,240   (541,536)      (767,126)
    Per Limited Part-
      nership Interest     695.36      1,130.67     (14.46)        (20.49)


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

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

               TITLE                              OFFICERS
               -----                              --------
         Chairman, President and Chief         Thomas E. Meador
            Executive Officer
         Senior Vice President                 Alexander J. Darragh
         Senior Vice President                 James E. Mendelson
         Senior Vice President                 John K. Powell, Jr.
         Managing Director, Chief              Jayne A. Kosik
            Financial Officer, Treasurer
            and Assistant Secretary

Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $1,161 in 1996 with respect to one of the executive officers and directors of Balcor Partners-XII, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entities are the sole Limited Partners which own beneficially more than 5% of the outstanding Limited Partnership Interests of the
Registrant:

                    Name and            Amount and
                    Address of          Nature of      Percent
                    Beneficial          Beneficial     of
Title of Class      Owner               Ownership      Class
-------------------------------------------------------------------------------
Limited             WIG XII             4,166.90       11.02%
Partnership         Partners            Limited
Interests           Chicago,            Partnership
                    Illinois            Interests

Limited             Metropolitan        3,351.50        8.86%
Partnership         Acquisition VII     Limited
Interests           Greenville,         Partnership
                    South Carolina      Interests

For purposes of this Item 12, WIG XII Partners is an affiliate of Metropolitan Acquisition VII and, collectively, they own 19.88% of the Interests.

(b) Balcor Partners-XII and its officers and partners own as a group the following Limited Partnership Interests in the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership
           Interests           70 Interests      Less than 1%

Relatives and affiliates of the partners and officers of the General Partner own 12 Limited Partnership Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 8 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement of Limited Partnership set forth as
Exhibit 3 to the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 dated June 28, 1983 (Registration
No. 2-76947) is incorporated herein by reference.

(4) Certificate of Limited Partnership set forth as Exhibit 4.1 to the Registrant's Registration Statement on Form S-11 dated July 2, 1982 (Registration No. 2-76947) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 are hereby incorporated herein by reference.

(10) Material Contracts:

(a) Agreement of Sale relating to the sale of Somerset Village Apartments, Tempe, Arizona previously filed as Exhibit 10 to the Registrant's Report on Form 10-Q for the quarter ending June 30, 1996 is incorporated herein by reference.

(b) (i) Agreement of Sale and attachment thereto relating to the sale of Sandridge Apartments - Phase I, Pasadena, Texas, previously filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated August 27, 1996 is incorporated herein by reference.

(ii) Modification Agreement relating to the sale of Sandridge Apartments - Phase I, Pasadena, Texas, previously filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated August 27, 1996 is incorporated herein by reference.

(iii) Second Modification Agreement relating to the sale of Sandridge Apartments - Phase I, Pasadena, Texas, previously filed as Exhibit (99) to the Registrant's Current Report on Form 8-K dated September 25, 1996, is incorporated herein by reference.

(iv) Letter Agreement relating to the sale of Sandridge Apartments - Phase I, Pasadena, Texas, previously filed as Exhibit (c)(ii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(c) (i) Agreement of Sale and attachment thereto relating to the sale of DeFoors Creek Apartments, Atlanta, Georgia, previously filed as Exhibit 2 to the Partnership's Current Report on Form 8-K dated September 9, 1996 is incorporated herein by reference.

(ii) Letter dated October 2, 1996 relating to the termination of the contract for the sale of DeFoors Creek Apartments, Atlanta, Georgia, previously filed as Exhibit (10)(c)(ii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(iii) First Amendment to Agreement of Sale and Escrow Agreement dated October 10, 1996 reinstating the contract for the sale of DeFoors Creek Apartments, Atlanta, Georgia, previously filed as Exhibit (10)(c)(iii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(iv) Second Amendment to Agreement of Sale and Escrow Agreement dated October 17, 1996 relating to the sale of DeFoors Creek Apartments, Atlanta, Georgia, previously filed as Exhibit (10)(c)(iv) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(v) Letter dated October 23, 1996 relating to the termination of the contract for the sale of DeFoors Creek Apartments, Atlanta, Georgia, previously filed as Exhibit (10)(c)(v) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(vi) Third Amendment of Agreement of Sale and Escrow Agreement dated October 31, 1996 reinstating the contract for the sale of DeFoors Creek Apartments, Atlanta, Georgia, previously filed as Exhibit (10)(c)(vi) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(d) (i) Agreement of Sale and attachment thereto relating to the sale of Cedar Ridge Apartments, Baytown, Texas, previously filed as Exhibit 2(i) to the Registrant's Current Report on Form 8-K dated September 25, 1996 is incorporated herein by reference.

(ii) Letter Agreement relating to the sale of Cedar Ridge Apartments, Baytown, Texas, previously filed as Exhibit 2 (ii) to the Registrant's Current Report on Form 8-K dated September 25, 1996 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

(b) A Current Report on Form 8-K dated September 25, 1996 was filed on October 9, 1996 reporting a contract to sell Cedar Ridge Apartments located in Dayton, Texas, the closing of the sale of the Somerset Village Apartments located in Tempe, Arizona and the modification of the contract to sell Sandridge Apartments - Phase I located in Pasadena, Texas.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PROPERTIES-XII


                         By: /s/Jayne A. Kosik
                             --------------------------------
                             Jayne A. Kosik
                             Managing Director and Chief
                             Financial Officer (Principal
                             Accounting Officer)
                             of Balcor Partners-XII, the
                             General Partner

Date: March 27, 1997
      ---------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   ------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XII,
/s/Thomas E. Meador      the General Partner                March 27, 1997
--------------------                                        --------------
  Thomas E. Meador
                         Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of
                         Balcor Partners-XII, the General
 /s/Jayne A. Kosik       Partner                            March 27, 1997
--------------------                                        --------------
   Jayne A. Kosik

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital (Deficit), for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Equity Properties-XII:

We have audited the financial statements of Balcor Equity Properties-XII (An Illinois Limited Partnership) as listed in the Index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Properties-XII at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the Partnership Agreement provides for the dissolution of the Partnership upon the disposition of all its interests in real estate. At December 31, 1996 the Partnership has disposed of all its real estate interests. Upon resolution of the litigation described in
Note 12 to the financial statements, the Partnership intends to cease operations and dissolve.


                                   /s/Coopers & Lybrand L.L.P.

                                   COOPERS & LYBRAND L.L.P.





Chicago, Illinois
March 26, 1997

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                    ASSETS

                                                  1996              1995
                                             ---------------   -------------
Cash and cash equivalents                    $   19,824,096    $    146,052
Escrow deposits                                                   1,626,624
Accounts and accrued interest receivable            315,188          87,969
Prepaid expenses                                                     95,080
Deferred expenses, net of accumulated
  amortization of $157,220 in 1995                                  431,158
                                             ---------------   -------------
                                                 20,139,284       2,386,883
                                             ---------------   -------------
Investment in real estate:
  Land                                                            4,359,906
  Buildings and improvements                                     39,176,170
                                                               -------------
                                                                 43,536,076
  Less accumulated depreciation                                  19,982,851
                                                               -------------
Investment in real estate, net of
  accumulated depreciation                                       23,553,225
                                             ---------------   -------------
                                             $   20,139,284    $ 25,940,108
                                             ===============   =============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Loans payable - affiliate                                      $    705,724
Accounts payable                             $      214,819         127,828
Due to affiliates                                    74,926          21,406
Accrued real estate taxes                                           516,588
Security deposits                                                   157,920
Mortgage notes payable                                           30,082,916
                                             ---------------   -------------
    Total liabilities                               289,745      31,612,382

Commitments and contingencies

Limited Partners' capital (deficit)(37,447
  Interests issued and outstanding)              19,891,539      (5,071,501)
General Partner's deficit                           (42,000)       (600,773)
                                             ---------------   -------------
    Total partners' capital (deficit)            19,849,539      (5,672,274)
                                             ---------------   -------------
                                             $   20,139,284    $ 25,940,108
                                             ===============   =============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1996, 1995, and 1994


                                   Partners' Capital (Deficit) Accounts
                                 -----------------------------------------
                                                  General       Limited
                                     Total        Partner     Partners (A)
                                 ------------- ------------- -------------

Balance at December 31, 1993     $ (4,442,300) $   (588,473) $ (3,853,827)

Net loss for the year
  ended December 31, 1994            (682,968)       (6,830)     (676,138)
                                 ------------- ------------- -------------
Balance at December 31, 1994       (5,125,268)     (595,303)   (4,529,965)

Net loss for the year
  ended December 31, 1995            (547,006)       (5,470)     (541,536)
                                 ------------- ------------- -------------
Balance at December 31, 1995       (5,672,274)     (600,773)   (5,071,501)

Cash distribution to Limited
  Partners (B)                       (561,705)                   (561,705)

Deemed distribution (C)              (514,243)                   (514,243)

Net income for the year
  ended December 31, 1996          26,597,761       558,773    26,038,988
                                 ------------- ------------- -------------
Balance at December 31, 1996     $ 19,849,539  $    (42,000) $ 19,891,539
                                 ============= ============= =============

(A) Includes a $70,000 investment by the General Partner.

(B) Represents a $15.00 per Limited Partnership Interest distribution of Original Capital paid in the fourth quarter 1996.

(C) This amount represents a state withholding tax paid on behalf of the Limited Partners relating to the gain on the sale of the DeFoors Creek Apartments.


The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995, and 1994

                                     1996          1995          1994
                                 ------------- ------------- -------------
Income:
  Rental and service             $  8,060,332  $  9,240,631  $  8,722,222
  Interest on short-term
    investments                       218,510        30,723        21,297
                                 ------------- ------------- -------------
    Total income                    8,278,842     9,271,354     8,743,519
                                 ------------- ------------- -------------
Expenses:
  Interest on mortgage
    notes payable                   2,424,115     2,880,912     2,892,591
  Interest on short-term
    loan - affiliate                   21,152        52,902        38,671
  Depreciation                      1,056,973     1,273,190     1,268,188
  Amortization of deferred
    expenses                           51,073        60,614        77,934
  Property operating                3,397,145     3,731,112     3,819,252
  Real estate taxes                   651,962       901,493       879,193
  Property management fees            402,252       460,331       434,842
  Administrative                      383,784       457,806       365,816
                                 ------------- ------------- -------------
    Total expenses                  8,388,456     9,818,360     9,776,487
                                 ------------- ------------- -------------
Loss before gain on sale of
  properties and extraordinary
  items                              (109,614)     (547,006)   (1,032,968)

Gain on sale of properties         27,809,874
                                 ------------- ------------- -------------
Income (loss) before
  extraordinary items              27,700,260      (547,006)   (1,032,968)
Extraordinary items:
  Gain on forgiveness of debt                                     350,000
  Debt extinguishment expense      (1,102,499)
                                 ------------- ------------- -------------
Net income (loss)                $ 26,597,761  $   (547,006) $   (682,968)
                                 ============= ============= =============
Income (loss) before
  extraordinary items allocated
  to General Partner             $    569,798  $     (5,470) $    (10,330)
                                 ============= ============= =============
Income (loss) before
  extraordinary items allocated
  to Limited Partners            $ 27,130,462  $   (541,536) $ (1,022,638)
                                 ============= ============= =============
Income (loss) before
  extraordinary items per
  Limited Partnership Interest
  (37,447 issued and outstanding)$     724.51  $     (14.46) $     (27.31)
                                 ============= ============= =============

Extraordinary items allocated
  to General Partner             $    (11,025)  None         $      3,500
                                 ============= ============= =============
Extraordinary items allocated
  to Limited Partners            $ (1,091,474)  None         $    346,500
                                 ============= ============= =============
Extraordinary items per Limited
  Partnership Interest (37,447
  issued and outstanding)        $     (29.15)  None         $       9.25
                                 ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995, and 1994
                                  (Continued)

                                     1996          1995          1994
                                 ------------- ------------- -------------
Net income (loss) allocated to
  General Partner                $    558,773  $     (5,470) $     (6,830)
                                 ============= ============= =============
Net income (loss) allocated to
  Limited Partners               $ 26,038,988  $   (541,536) $   (676,138)
                                 ============= ============= =============
Net income (loss) per Limited
  Partnership Interest (37,447
  issued and outstanding)        $     695.36  $     (14.46) $     (18.06)
                                 ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995, and 1994

                                     1996          1995          1994
                                 ------------- ------------- -------------
Operating activities:
  Net income (loss)              $ 26,597,761  $   (547,006) $   (682,968)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
      Gain on sale of properties  (27,809,874)
      Gain on forgiveness of debt                                (350,000)
      Debt extinguishment expense     380,085
      Depreciation of properties    1,056,973     1,273,190     1,268,188
      Amortization of deferred
        expenses                       51,073        60,614        77,934
      Net change in:
        Escrow deposits               598,803      (167,852)     (149,547)
        Accounts and accrued
          interest receivable        (227,219)      (76,372)       25,791
        Prepaid expenses               95,080       (95,080)
        Accounts payable               86,991         2,922       (92,409)
        Due to affiliates              53,520       (81,987)        9,959
        Accrued liabilities          (516,588)       89,458        32,950
        Security deposits            (157,920)       13,471           851
                                 ------------- ------------- -------------
  Net cash provided by
    operating activities              208,685       471,358       140,749
                                 ------------- ------------- -------------
Investing activities:
  Improvements to properties                       (118,050)      (20,814)
  Proceeds from sale of
    properties                     51,585,000
  Payment of selling costs         (1,278,874)
                                 ------------- ------------- -------------
  Net cash provided by (used in)
    investing activities           50,306,126      (118,050)      (20,814)
                                 ------------- ------------- -------------
Financing activities:
  Distribution to Limited
    Partners                         (561,705)
  Deemed distribution                (514,243)
  Proceeds from loan payable
   - affiliate                                      195,000
  Repayment of loan payable
   - affiliate                       (705,724)     (515,000)     (666,872)
  Repayment of mortgage notes
    payable                       (29,715,227)                 (7,565,417)
  Proceeds from refinancing of
    mortgage notes payable                                      9,701,000
  Payment of deferred expenses                                   (372,560)
  Funding of capital
    improvement escrows                                          (865,844)

  Proceeds from the release of
    capital improvement escrows     1,027,821       314,190        19,777
  Principal payments on
    mortgage notes payable           (367,689)     (404,943)     (420,964)
                                 ------------- ------------- -------------
  Net cash used in financing
    activities                    (30,836,767)     (410,753)     (170,880)
                                 ------------- ------------- -------------
Net change in cash and cash
  equivalents                      19,678,044       (57,445)      (50,945)
Cash and cash equivalents at
  beginning of year                   146,052       203,497       254,442
                                 ------------- ------------- -------------
Cash and cash equivalents at
  end of year                    $ 19,824,096  $    146,052  $    203,497
                                 ============= ============= =============


The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Equity Properties-XII (the "Partnership") was engaged principally in the operation of residential real estate located in various markets within the United States and sold its remaining investments during 1996.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold all of its remaining properties in 1996. The Partnership distributed a majority of the proceeds from the sales in 1996 and the first quarter of 1997 and the remaining available proceeds will be distributed in 1997. The Partnership has retained a portion of the proceeds from the sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees stemming from litigation involving the Partnership, including but not limited to, the lawsuits discussed in Note 12 of Notes to the Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Accounting Policies:

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

(b) Depreciation expense was computed using straight-line and accelerated methods. Rates used in the determination of depreciation are based upon the following estimated useful lives:
                                                    Years
                                                    -----
               Buildings and improvements          22 to 30
               Furniture and fixtures                 5

Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

When properties were sold, the related costs and accumulated depreciation were removed from the respective accounts. Any gain or loss on disposition was recognized in accordance with generally accepted accounting principles.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. Under SFAS 121, the General Partner determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consisted of loan modification and refinancing fees which were amortized over the terms of the respective agreements. Upon sale, any remaining balance was recognized as debt extinguishment expense and classified as an extraordinary item.

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

(g) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution. Cash equivalents are held or invested primarily in one type of commercial paper.

(h) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated additional income in 1996 for financial statement purposes.

(i) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership loss or income in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

4. Partnership Agreement:

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

The Partnership sold its properties. The Net Cash Proceeds resulting therefrom, which are available for distribution, will be distributed only to holders of Interests until such time as holders of Interests have received an amount equal to their Original Capital plus certain levels of return, as specified by the Partnership Agreement. Only after such returns are made to the Limited Partners would the General Partner receive 20% of further distributed Net Cash Proceeds. Based on the proceeds recovered on the sale of properties described in Note 9 of Notes to Financial Statements, the General Partner will receive no distributions of Net Cash Receipts or Net Cash Proceeds in accordance with this provision.

5. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1995 consisted of the following:

                                               Carrying
                                              Amount of
                                               Notes at
Property Pledged as Collateral                 12/31/95
-----------------                             ----------

Apartment Complexes (A)
-------------------
Brierwood                                     $3,759,681
Cedar Ridge-first mortgage                     4,993,591
Cedar Ridge-second mortgage                      103,600
DeFoors Creek-first mortgage                   6,285,117
DeFoors Creek-second mortgage                  2,666,889
Sandridge I                                    5,865,753
Somerset Village                               6,408,285
                                             -----------
  Total                                      $30,082,916
                                             ===========

(A) All of the Partnership's properties were sold during 1996, and any outstanding loan balances were repaid from sale proceeds. See Note 9 of Notes to Financial Statements for additional information.

During the years ended December 31, 1996, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable to non-affiliates of $2,424,115, $2,880,912 and $2,783,877, respectively. The Partnership paid interest of $2,436,502, $2,880,912 and $2,783,877, respectively, during these three years.

6. Management Agreements:

All of the properties owned by the Partnership during 1996 were under management agreements with a third-party management company. These management agreements provided for annual fees of 5% of gross operating receipts.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1996 in the financial statements is $17,263,246 less than the tax income of the Partnership for the same period.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended        Year Ended        Year Ended
                            12/31/96          12/31/95           12/31/94
                          --------------   ----------------   --------------
                           Paid  Payable    Paid   Payable     Paid  Payable
                          ------ -------   ------  -------    ------ -------

Property management fees     None    None   $39,770     None $393,340 $39,770
Reimbursement of
  expenses to the
  General Partner, at
  cost:
    Accounting             12,544  12,965    39,631    2,604   61,502  20,679
    Data processing         5,601   2,551    22,121    2,125   34,079   6,337
    Investor communica-
      tions                  None    None     4,890     None   18,146   4,630
    Legal                  11,000  11,120    18,918    2,199   12,222   5,000
    Portfolio management   37,725  37,601    84,874   11,399   38,549  15,320
    Property sales admin-
      istration            13,294  10,689
    Other                    None    None     3,460      192    8,947   2,513

During August 1994, the $1,692,596 Sandridge - Phase I second mortgage loan from an affiliate of the General Partner was retired and replaced with an unsecured General Partner loan. During 1994, prior to retirement of the mortgage loan, the Partnership incurred and paid interest expense of $108,714 and $72,184, respectively.

As of December 31, 1995, the General Partner loan had a balance of $705,724, including accrued interest payable of $2,887 thereon. During 1996, the Partnership repaid the General Partner loan with proceeds from the sale of the Brierwood Apartments. During 1995 and 1994, the Partnership made net principal repayments of $320,000 and $666,872, respectively, on this loan. The Partnership incurred interest expense on the loan of $21,152 in 1996, $52,902 in 1995 and $38,671 in 1994, and paid interest expense of $24,039 in 1996, $59,159 in 1995 and $29,527 in 1994. Interest expense on the General Partner loan was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. The interest rate was 5.931% at the date of the loan repayment.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $11,099, $55,758 and $91,997 in 1996, 1995 and 1994, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

9.  Property Sales:

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

(c) In November 1996, the Partnership sold the Cedar Ridge Apartments in an all cash sale for $7,200,000. From the proceeds of the sale, the Partnership paid $5,069,635 to the third party mortgage holder in full satisfaction of the first and second mortgage loans, and paid $284,234 in selling costs and $151,993 in prepayment penalties. The basis of the property was $4,346,679, which is net of accumulated depreciation of $3,683,824. For financial statement purposes, the Partnership recognized a gain of $2,569,087 from the sale of this property.

(d) In November 1996, the Partnership sold the Sandridge - Phase I Apartments in an all cash sale for $8,250,000. From the proceeds of the sale, the Partnership paid $5,829,712 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $232,575 in selling costs and $141,832 in prepayment penalties. The basis of the property was $4,280,023, which is net of accumulated depreciation of $3,769,504. For financial statement purposes, the Partnership recognized a gain of $3,737,402 from the sale of this property.

(e) In December 1996, the Partnership sold the DeFoors Creek Apartments in an all cash sale for $19,850,000. The purchaser received a credit of $65,000 against the sale price relating to the property's vacancy factor. From the proceeds of the sale, the Partnership paid $8,745,015 to the third party mortgage holder in full satisfaction of the first and second mortgage loans and paid $377,225 in selling costs and $428,589 in prepayment penalties. In addition, the Partnership paid a state withholding tax of $514,243 on behalf of the Limited Partners relating to the gain on the sale of the property which has been recorded as a deemed distribution for financial statement purposes. The basis of the property was $6,046,918, which is net of accumulated depreciation of $5,683,021. For financial statement purposes, the Partnership recognized a gain of $13,360,857 from the sale of this property.

10. Extraordinary Items:

a) In 1994, the $500,000 note due to the seller of the Sandridge - Phase I Apartments was repaid for $150,000 resulting in an extraordinary gain on forgiveness of debt of $350,000.

b) In connection with the 1996 property sales, the Partnership paid $722,414 of prepayment penalties and wrote off the remaining unamortized deferred expenses in the amount of $380,085. These amounts were recognized as extraordinary items and classified as debt extinguishment expense. See Note 9 of Notes to Financial Statements for additional information.

11. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1996 and 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximated the carrying value.

12. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

13.  Subsequent Event:

In January 1997, the Partnership paid $8,425,575 ($225 per Interest) to Limited Partners representing Net Cash Proceeds received in connection with the sales of Somerset Village, Cedar Ridge, and Sandridge - Phase I apartment complexes.