Form 10-Q
period 1997-03-31
BALCOR EQUITY PROPERTIES XII
filed 1997-05-13
CIK 701785

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               --------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                1997            1996
                                           --------------- ---------------
Cash and cash equivalents                  $   11,371,242  $   19,824,096
Accounts and accrued interest
  receivable                                      149,729         315,188
                                           --------------- ---------------
                                           $   11,520,971  $   20,139,284
                                           =============== ===============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $       15,000  $      214,819
Due to affiliates                                  68,534          74,926
                                           --------------- ---------------
    Total liabilities                              83,534         289,745
                                           -------------------------------

Commitments and contingencies

Limited Partners' capital (37,447
  Interests issued and outstanding)            11,479,437      19,891,539
General Partner's deficit                         (42,000)        (42,000)
                                           -------------------------------
    Total partners' capital                    11,437,437      19,849,539
                                           --------------- ---------------
                                           $   11,520,971  $   20,139,284
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)


                                                  1997            1996
                                           --------------- ---------------
Income:
  Rental and service                                       $    2,438,263
  Interest on short-term investments       $      173,399          41,125
                                           --------------- ---------------
    Total income                                  173,399       2,479,388
                                           --------------- ---------------

Expenses:
  Interest on mortgage notes payable                              720,164
  Interest on short-term loan -
    affiliate                                                       8,953
  Depreciation                                                    318,777
  Amortization of deferred expenses                                15,154
  Property operating                               53,019         890,314
  Real estate taxes                                42,742         184,119
  Property management fees                                        118,708
  Administrative                                   64,165          82,001
                                           --------------- ---------------
    Total expenses                                159,926       2,338,190
                                           --------------- ---------------
Net income                                 $       13,473  $      141,198
                                           =============== ===============
Net income allocated to General
  Partner                                            None  $        1,412
                                           =============== ===============
Net income alloacted to Limited
  Partners                                 $       13,473  $      139,786
                                           =============== ===============
Net income per Limited Partnership
  Interest (37,447 issued and
  outstanding)                             $         0.36  $         3.73
                                           =============== ===============
Distribution to Limited Partners           $    8,425,575            None
                                           =============== ===============
Distribution per Limited Partnership
  Interest                                 $       225.00            None
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                 1997            1996
                                           --------------- ---------------
Operating activities:
  Net income                               $       13,473  $      141,198
  Adjustments to reconcile net income
    to net cash (used in) provided by
    operating activities:
    Depreciation of properties                                    318,777
    Amortization of deferred expenses                              15,154
    Net change in:
      Escrow deposits                                             191,890
      Accounts and accrued interest
        receivable                                165,459         (83,200)
      Prepaid expenses                                             71,555
      Accounts payable                           (199,819)         20,482
      Due to affiliates                            (6,392)         12,998
      Accrued liabilities                                        (247,421)
      Security deposits                                              (185)
                                           --------------- ---------------
  Net cash (used in) provided by
    operating activities                          (27,279)        441,248
                                           --------------- ---------------
Financing activities:
  Distribution to Limited Partners             (8,425,575)
  Repayment of loan payable -
    affiliate                                                    (245,000)
  Principal payments on mortgage notes
    payable                                                      (107,183)
                                           --------------- ---------------
  Net cash used in financing
    activities                                 (8,425,575)       (352,183)
                                           --------------- ---------------
Net change in cash and cash
  equivalents                                  (8,452,854)         89,065
Cash and cash equivalents at
  beginning of year                            19,824,096         146,052
                                           --------------- ---------------
Cash and cash equivalents at end of
  period                                   $   11,371,242  $      235,117
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold all of its remaining properties in 1996. The Partnership distributed a majority of the proceeds from the sales in 1996 and the first quarter of 1997. An additional distribution was paid in April 1997 representing the remaining available proceeds. The Partnership has retained a portion of the proceeds from the sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees stemming from litigation involving the Partnership, including but not limited to, the lawsuits discussed in Note 5 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the quarter ended March 31, 1996, the Partnership incurred and paid interest expense on mortgage notes payable of $720,164.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1997 were:

                                          Paid      Payable
                                       ----------  ---------

   Reimbursement of expenses to
     the General Partner, at cost         $9,796     $68,534

During 1996, the Partnership repaid the General Partner loan with proceeds from the sale of the Brierwood Apartments. During the quarter ended March 31, 1996, the Partnership incurred interest expense of $8,953 and paid interest expense of $9,172 on the loan. Interest expense on the General Partner loan was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs.

5. Contingencies:

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

6.  Subsequent Event:

In April 1997, the Partnership paid $9,655,709 ($257.85 per Interest) to Limited Partners representing Net Cash Proceeds received in connection with the sale of DeFoors Creek Apartments.

                            BALCOR EQUITY PROPERTIES-XII
                          (An Illinois Limited Partnership)

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties-XII (the "Partnership") was formed in 1981 to invest in and operate income-producing real property. The Partnership raised $37,447,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire seven real property investments and a minority joint venture interest in one additional real property. Prior to 1997, all properties were disposed of, including the property in which the Partnership held a minority joint venture interest.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The 1996 sales of the Partnership's properties, which were generating income from operations prior to their sales, were the primary reason net income decreased during the quarter ended March 31, 1997 as compared to the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussion of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

As a result of the 1996 property sales of the Brierwood, Cedar Ridge, DeFoors Creek, Sandridge - Phase I and Somerset Village apartment complexes, rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses and property management fees ceased during 1996.

Due to higher average cash balances resulting from net proceeds received in connection with the 1996 property sales prior to distribution to Limited Partners, interest income on short-term investments increased during 1997 as compared to 1996.

During 1996, the Partnership incurred interest on short-term loan - affiliate. The loan was repaid in 1996 with proceeds from the sale of the Brierwood Apartments and interest expense ceased.

As a result of the 1996 property sales, property operating expense decreased during 1997 as compared to 1996. During 1997, the Partnership paid expenses related to properties sold in 1996.

As a result of the 1996 property sales, real estate tax expense decreased during 1997 as compared to 1996. During 1997, the Partnership paid additional real estate taxes as a result of an increase in the assessed value of the DeFoors Creek Apartments, which was sold in 1996.

Administrative expenses decreased during 1997 as compared to 1996 primarily due to higher portfolio management fees incurred in 1996. In addition, the Partnership incurred printing and postage costs in connection with a tender offer during the first quarter of 1996, which contributed to the above decrease.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of March 31, 1997 decreased by approximately $8,453,000 as compared to December 31, 1996 primarily due to the January 1997 distribution to Limited Partners of proceeds received in connection with the 1996 property sales. Cash of approximately $27,000 was used in operating activities consisting of the payment of administrative expenses and expenses related to properties sold in 1996, which were partially offset by interest income on short-term investments. Cash used in financing activities consisted of the payment of a distribution to Limited Partners of approximately $8,426,000. In April 1997, the Partnership made a distribution to Limited Partners from proceeds received in connection with the sale of DeFoors Creek Apartments, as discussed below.

The Partnership sold all of its remaining properties during 1996. A majority of the proceeds from the property sales was distributed to Limited Partners in October 1996, and in January and April 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.
During April 1997, the Partnership made a distribution of $9,655,709 ($257.85 per Interest) to Limited Partners from Net Cash Proceeds received from the DeFoors Creek Apartments sale. To date, investors have received distributions of Net Cash Receipts of $70 and Net Cash Proceeds of $558.35, totaling $628.35 per $1,000 Interest, as well as certain tax benefits. Since all of the Partnership's properties have been sold, no additional quarterly distributions are expected. Investors will not recover all of their original investment.

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

10) Material Contracts:

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

(iii) First Amendment to Agreement of Sale and Escrow Agreement dated October 10, 1996 reinstating the contract for the sale of DeFoors Creek Apartments, Atlanta, Georgia, previously filed as Exhibit (10)(c)(iii)to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1997 is incorporated herein by reference.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR EQUITY PROPERTIES-XII

                              By: /s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Partners - XII, the General Partner

                              By: /s/Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Partners - XII, the General Partner


Date:  May 12,1997
-----------------