Form 10-Q
period 1997-06-30
BALCOR EQUITY PROPERTIES XII
filed 1997-08-07
CIK 701785

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               --------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                  1997            1996
                                           --------------- ---------------
Cash and cash equivalents                  $    1,799,151  $   19,824,096
Accounts and accrued interest
  receivable                                       29,743         315,188
                                           --------------- ---------------
                                           $    1,828,894      20,139,284
                                           =============== ===============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $       15,000  $      214,819
Due to affiliates                                  45,482          74,926
                                           --------------- ---------------
     Total liabilities                             60,482         289,745
                                           --------------- ---------------
Commitments and contingencies

Limited Partners' capital (37,447
  Interests issued and outstanding)             1,810,412      19,891,539
General Partner's deficit                         (42,000)        (42,000)
                                           --------------- ---------------
     Total partners' capital                    1,768,412      19,849,539
                                           --------------- ---------------

                                           $    1,828,894  $   20,139,284
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)


                                                  1997            1996
                                           --------------- ---------------
Income:
  Rental and service                                       $    4,869,608
  Interest on short-term investments       $      217,249          71,000
                                           --------------- ---------------
    Total income                                  217,249       4,940,608
                                           --------------- ---------------

Expenses:
  Interest on mortgage notes payable                            1,437,836
  Interest on short-term loan
    - affiliate                                                    16,981
  Depreciation                                                    637,553
  Amortization of deferred expenses                                30,307
  Property operating                               63,737       1,874,136
  Real estate taxes                                42,742         345,436
  Property management fees                                        240,367
  Administrative                                  110,613         195,368
                                           --------------- ---------------
    Total expenses                                217,092       4,777,984
                                           --------------- ---------------
Net income                                 $          157  $      162,624
                                           =============== ===============
Net income allocated to
  General Partner                                    None  $        1,626
                                           =============== ===============
Net income allocated to
  Limited Partners                         $          157  $      160,998
                                           =============== ===============
Net income per Limited Partnership
  Interest (37,447 issued and
     outstanding)                          $         0.01  $         4.30
                                           =============== ===============
Distributions to Limited Partners          $   18,081,284            None
                                           =============== ===============
Distributions per Limited Partnership
  Interest                                 $       482.85            None
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                           --------------- ---------------
Income:
  Rental and service                                       $    2,431,345
  Interest on short-term investments       $       43,850          29,875
                                           --------------- ---------------
    Total income                                   43,850       2,461,220
                                           --------------- ---------------

Expenses:
  Interest on mortgage notes payable                              717,672
  Interest on short-term loan
    - affiliate                                                     8,028
  Depreciation                                                    318,776
  Amortization of deferred expenses                                15,153
  Property operating                               10,718         983,822
  Real estate taxes                                               161,317
  Property management fees                                        121,659
  Administrative                                   46,448         113,367
                                           --------------- ---------------
    Total expenses                                 57,166       2,439,794
                                           --------------- ---------------
Net (loss) income                          $      (13,316) $       21,426
                                           =============== ===============
Net income allocated to General
  Partner                                            None  $          214
                                           =============== ===============
Net (loss) income allocated to
  Limited Partners                         $      (13,316) $       21,212
                                           =============== ===============
Net (loss) income per Limited
  Partnership Interest (37,447
  issued and outstanding)                  $        (0.35) $         0.57
                                           =============== ===============
Distribution to Limited Partners           $    9,655,709            None
                                           =============== ===============
Distribution per Limited
  Partnership Interest                     $       257.85            None
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                           --------------- ---------------
Operating activities:
    Net income                             $          157  $      162,624
    Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation of properties                                   637,553
     Amortization of deferred
      expenses                                                     30,307
       Net change in:
        Escrow deposits                                            86,108
        Accounts and accrued
          interest receivable                     285,445         (95,861)
        Prepaid expenses                                         (148,958)
        Accounts payable                         (199,819)         21,139
        Due to affiliates                         (29,444)         16,751
        Accrued liabilities                                       (82,679)
        Security deposits                                           1,238
                                           --------------- ---------------
    Net cash provided by operating
      activities                                   56,339         628,222
                                           --------------- ---------------
Financing activities:
    Distributions to Limited
      Partners                                (18,081,284)
    Repayment of loan payable
      - affiliate                                                (265,000)
    Proceeds from the release of
      capital improvement escrows                                  52,894
    Principal payments on mortgage
      notes payable                                              (216,856)
                                           --------------- ---------------
    Net cash used in financing
      activities                              (18,081,284)       (428,962)
                                           --------------- ---------------
Net change in cash and cash
    equivalents of period                     (18,024,945)        199,260

Cash and cash equivalents at
    beginning of period                        19,824,096         146,052
                                           --------------- ---------------
Cash and cash equivalents at
    end of period                          $    1,799,151  $      345,312
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated no income or loss in 1997.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold all of its remaining properties in 1996. The Partnership distributed a majority of the proceeds from the sales in 1996 and 1997. The Partnership has retained a portion of the proceeds from the sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership, including but not limited to, the lawsuits discussed in Note 5 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the six months ended June 30, 1996, the Partnership incurred and paid interest expense on mortgage notes payable of $1,437,836.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1997 were:

                                           Paid
                                    ----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost   $21,690        $11,894    $45,482


During 1996, the Partnership repaid the General Partner loan with proceeds from the sale of the Brierwood Apartments. During the six months ended June 30, 1996, the Partnership incurred interest expense of $16,981 and paid interest expense of $17,050 on the loan. Interest expense on the General Partner loan was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of June 30, 1996, this rate was 5.911%.

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

Operations
----------

Summary of Operations
---------------------

The 1996 sales of the Partnership's properties, which were generating income from operations prior to their sales were the primary reason net income decreased during the six months ended June 30, 1997 as compared to the same period in 1996. Higher interest income earned on short-term investments and lower administrative expenses during 1997 partially offset the decrease and were the primary reasons a net loss was generated for the quarter ended June 30, 1997 as compared to net income for the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussion of fluctuations between 1997 and 1996 refer to the six months and quarters ended June 30, 1997 and 1996.

As a result of the 1996 sales of the Brierwood, Cedar Ridge, DeFoors Creek, Sandridge - Phase I and Somerset Village apartment complexes, rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses and property management fees ceased during 1996.

Due to higher average cash balances resulting from the investment of net proceeds received in connection with the 1996 property sales prior to distribution to Limited Partners in January and April 1997, interest income on short-term investments increased during 1997 as compared to 1996.

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

The Partnership incurred higher investor processing, printing and postage costs in connection with a tender offer response during the first quarter of 1996, which resulted in a decrease in administrative expenses during 1997 as compared to 1996. In addition, higher portfolio management fees incurred in 1996 contributed to the above decrease.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of June 30, 1997 decreased by approximately $18,025,000 as compared to December 31, 1996 primarily due to the 1997 distributions to Limited Partners of proceeds received in connection with the 1996 property sales. Cash of approximately $56,000 was provided by operating activities consisting of interest income on short-term investments and the collection of accounts receivable relating to escrow and insurance refunds which were offset by the payment of administrative expenses and expenses related to properties sold in 1996. Cash used in financing activities consisted of the payment of distributions to Limited Partners of approximately $18,081,000.

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

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1997 is incorporated herein by reference.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended June 30, 1997.

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



                              By:  /s/ Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Partners - XII, the General Partner


Date:   August 7, 1997
       -----------------