Form 10-Q
period 1997-09-30
BALCOR EQUITY PROPERTIES XII
filed 1997-10-30
CIK 701785

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
                                      OR

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

                                 BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                              1997              1996
                                        ----------------- ----------------
Cash and cash equivalents               $      1,820,869  $    19,824,096
Accounts and accrued interest
  receivable                                       7,933          315,188
                                        ----------------- ----------------
                                        $      1,828,802  $    20,139,284
                                        ================= ================

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                        $          8,760  $       214,819
Due to affiliates                                 45,640           74,926
                                        ----------------- ----------------
     Total liabilities                            54,400          289,745
                                        ----------------- ----------------

Commitments and contingencies

Limited Partners' capital (37,447
  Interests issued and outstanding)            1,816,402       19,891,539
General Partner's deficit                        (42,000)         (42,000)
                                        ----------------- ----------------

     Total partners' capital                   1,774,402       19,849,539
                                        ----------------- ----------------
                                        $      1,828,802  $    20,139,284
                                        ================= ================

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                              1997              1996
                                        ----------------- ----------------
Income:
  Rental and service                                      $     7,148,080
  Interest on short-term
    investments                         $        242,678           81,869
  Other income                                    15,821
                                        ----------------- ----------------
    Total income                                 258,499        7,229,949
                                        ----------------- ----------------
Expenses:
  Interest on mortgage notes
    payable                                                     2,129,788
  Interest on short-term loan -
    affiliate                                                      21,147
  Depreciation                                                    940,908
  Amortization of deferred expenses                                44,986
  Property operating                              74,437        2,753,644
  Real estate taxes                               42,742          536,391
  Property management fees                                        345,841
  Administrative                                 135,173          296,823
                                        ----------------- ----------------
    Total expenses                               252,352        7,069,528
                                        ----------------- ----------------
Income before gain on sale of
  properties and extraordinary item                6,147          160,421

Gain on sale of properties                                      8,142,528
                                        ----------------- ----------------
Income before extraordinary
  item                                             6,147        8,302,949

Extraordinary item:
   Debt extinguishment expense                                   (208,744)
                                        ----------------- ----------------
Net income                              $          6,147  $     8,094,205
                                        ================= ================
Income before extraordinary
  item allocated to General Partner                 None  $        83,029
                                        ================= ================
Income before extraordinary
  item allocated to Limited
  Partners                              $          6,147  $     8,219,920
                                        ================= ================

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                              1997              1996
                                        ----------------- ----------------
Income before extraordinary
  item per Limited Partnership
  Interest (37,447 issued and
  outstanding)                          $           0.16  $        219.51
                                        ================= ================
Extraordinary item allocated
  to General Partner                                None  $        (2,087)
                                        ================= ================
Extraordinary item allocated
  to Limited Partners                               None  $      (206,657)
                                        ================= ================
Extraordinary item per Limited
  Partnership Interest (37,447
  issued and outstanding)                           None  $         (5.52)
                                        ================= ================
Net income allocated to
  General Partner                                   None  $        80,942
                                        ================= ================
Net income allocated to
  Limited Partners                      $          6,147  $     8,013,263
                                        ================= ================
Net income per Limited
  Partnership Interest (37,447
  issued and outstanding)               $           0.16  $        213.99
                                        ================= ================
Distributions to Limited Partners       $     18,081,284             None
                                        ================= ================
Distributions per Limited
  Partnership Interest                  $         482.85             None
                                        ================= ================

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)

                                              1997              1996
                                        ----------------- ----------------
Income:
  Rental and service                                      $     2,278,472
  Interest on short-term
    investments                         $         25,429           10,869
  Other income                                    15,821
                                        ----------------- ----------------
    Total income                                  41,250        2,289,341
                                        ----------------- ----------------
Expenses:
  Interest on mortgage notes
    payable                                                       691,952
  Interest on short-term loan -
    affiliate                                                       4,171
  Depreciation                                                    303,356
  Amortization of deferred expenses                                14,679
  Property operating                              10,700          879,502
  Real estate taxes                                               190,955
  Property management fees                                        105,474
  Administrative                                  24,560          101,455
                                        ----------------- ----------------
    Total expenses                                35,260        2,291,544
                                        ----------------- ----------------
Income (loss) before gain on sale of
  properties and extraordinary item                5,990           (2,203)

Gain on sale of properties                                      8,142,528
                                        ----------------- ----------------
Income before extraordinary
  item                                             5,990        8,140,325

Extraordinary item:
   Debt extinguishment expense                                   (208,744)
                                        ----------------- ----------------
Net income                              $          5,990  $     7,931,581
                                        ================= ================
Income before extraordinary
  item allocated to General Partner                 None  $        81,403
                                        ================= ================
Income before extraordinary
  item allocated to Limited
  Partners                              $          5,990  $     8,058,922
                                        ================= ================

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                              1997              1996
                                        ----------------- ----------------
Income before extraordinary
  item per Limited Partnership
  Interest (37,447 issued and
  outstanding)                          $           0.15  $        215.21
                                        ================= ================
Extraordinary item allocated
  to General Partner                                None  $        (2,087)
                                        ================= ================
Extraordinary item allocated
  to Limited Partners                               None  $      (206,657)
                                        ================= ================
Extraordinary item per Limited
  Partnership Interest (37,447
  issued and outstanding)                           None  $         (5.52)
                                        ================= ================
Net income allocated to
  General Partner                                   None  $        79,316
                                        ================= ================
Net income allocated to
  Limited Partners                      $          5,990  $     7,852,265

                                        ================= ================
Net income per Limited
  Partnership Interest (37,447
  issued and outstanding)               $           0.15  $        209.69
                                        ================= ================

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                              1997              1996
                                        ----------------- ----------------
Operating activities:
  Net income                            $          6,147  $     8,094,205
  Adjustments to reconcile net
    income to net cash
    provided by operating
    activities:
      Gain on sale of properties                               (8,142,528)
      Debt extinguishment expense                                 208,744
      Depreciation of properties                                  940,909
      Amortization of deferred
        expenses                                                   44,986
      Net change in:
        Escrow deposits                                           201,601
        Accounts and accrued
          interest receivable                    307,255         (650,534)
        Prepaid expenses                                          (87,850)
        Accounts payable                        (206,059)         127,310
        Due to affiliates                        (29,286)          29,458
        Accrued liabilities                                      (261,949)
        Security deposits                                         (75,149)
                                        ----------------- ----------------
  Net cash provided by operating
    activities                                    78,057          429,203
                                        ----------------- ----------------

Investing activities:
  Proceeds from sale of properties                             16,350,000
  Payment of selling costs                                       (384,840)
                                                          ----------------
  Net cash provided by
    investing activities                                       15,965,160
                                                          ----------------
Financing activities:
  Distributions to Limited Partners          (18,081,284)
  Repayment of loan payable -
    affiliate                                                    (705,724)
  Repayment of mortgage notes
    payable                                                   (10,070,865)
  Proceeds from the release of
    capital improvement escrows                                   651,044
  Principal payments on mortgage
    notes payable                                                (314,865)
                                        ----------------- ----------------

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                               1997              1996
                                        ----------------- ----------------
  Net cash used in financing
    activities                               (18,081,284)     (10,440,410)
                                        ----------------- ----------------

Net change in cash and cash
  equivalents                                (18,003,227)       5,953,953
Cash and cash equivalents at
  beginning of period                         19,824,096          146,052
                                        ----------------- ----------------

Cash and cash equivalents at end
  of period                             $      1,820,869  $     6,100,005
                                        ================= ================

The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the income allocation between the partners has been adjusted for financial statement purposes in 1997.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold all of its remaining properties in 1996. The Partnership distributed a majority of the proceeds from the property sales in 1996 and 1997. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the proceeds from the sales to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including, but not limited to, the lawsuits discussed in Note 5 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the nine months ended September 30, 1996, the Partnership incurred and paid interest expense on mortgage notes payable of $2,129,788.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1997 were:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost      $28,996      $7,306       $45,640

During 1996, the Partnership repaid the General Partner loan with proceeds from the sale of the Brierwood Apartments. During the nine months ended September 30, 1996, the Partnership incurred interest expense of $21,152 and paid interest expense of $24,039 on the loan. Interest expense on the General Partner loan was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. The interest rate was 5.931% at the date of the loan repayment.

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

                            BALCOR EQUITY PROPERTIES-XII
                          (An Illinois Limited Partnership)

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties-XII (the "Partnership") was formed in 1981 to invest in and operate income-producing real property. The Partnership raised $37,447,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire seven real property investments and a minority joint venture interest in one additional real property. Prior to 1997, the Partnership had disposed of all of its properties, including the property in which the Partnership held a minority joint venture interest.

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

Operations
----------

Summary of Operations
---------------------

The gains relating to the 1996 sales of the Brierwood and Somerset Village apartment complexes were the primary reasons net income decreased during the nine months and quarter ended September 30, 1997 as compared to the same periods in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the nine months and quarters ended September 30, 1997 and 1996.

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

The Partnership recognized other income during 1997 in connection with a refund of a prior year insurance premium relating to the Partnership's properties.

During 1996, the Partnership incurred interest expense on short-term loan - affiliate. The loan was repaid with proceeds from the sale of the Brierwood Apartments and interest expense on short-term loan - affiliate ceased during 1996.

As a result of the 1996 property sales, property operating expense decreased during 1997 as compared to 1996. During 1997, the Partnership paid expenses related to the properties sold in 1996.

As a result of the 1996 property sales, real estate tax expense decreased during 1997 as compared to 1996. During 1997, the Partnership paid additional real estate taxes as a result of an increase in the assessed value of the DeFoors Creek Apartments, which was sold in December 1996.

Decreased accounting, portfolio management and legal fees in 1997 resulted in a decrease in administrative expenses during 1997 as compared to 1996.

The Partnership sold the Brierwood and Somerset Village apartment complexes in August and September 1996, respectively. As a result, the Partnership recognized gain on sales of properties of $8,142,528 during 1996.

In connection with the 1996 sales of the Brierwood and Somerset Village apartment complexes, the Partnership wrote off the remaining unamortized deferred expenses in the amount of $208,744. This amount was recognized as an extraordinary item and classified as debt extinguishment expense during the third quarter of 1996.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of September 30, 1997 decreased by approximately $18,003,000 as compared to December 31, 1996 primarily due to special distributions made in January and April 1997 to the Limited Partners from proceeds received in connection with the 1996 property sales. Cash of approximately $78,000 was provided by operating activities consisting of interest income on short-term investments and the collection of accounts receivable relating to escrow and insurance refunds which were partially offset by the payment of expenses related to the properties sold in 1996 and administrative expenses. Cash used in financing activities consisted of the payment of distributions to the Limited Partners of approximately $18,081,000.

The Partnership sold all of its remaining properties during 1996. A majority of the proceeds from the property sales was distributed to the Limited Partners in 1996 and 1997. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(10) Material Contracts:

(a) Agreement of Sale relating to the sale of Somerset Village Apartments, Tempe, Arizona, previously filed as Exhibit 10 to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

(b)(i) Agreement of Sale and attachment thereto relating to the sale of Sandridge Apartments - Phase I, Pasadena, Texas, previously filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated August 27, 1996, is incorporated herein by reference.

(ii) Modification Agreement relating to the sale of Sandridge Apartments - Phase I, Pasadena, Texas, previously filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated August 27, 1996, is incorporated herein by reference.

(iii) Second Modification Agreement relating to the sale of Sandridge Apartments - Phase I, Pasadena, Texas, previously filed as Exhibit (99) to the Registrant's Current Report on Form 8-K dated September 25, 1996, is incorporated herein by reference.

(iv) Letter Agreement relating to the sale of Sandridge Apartments - Phase I, Pasadena, Texas, previously filed as Exhibit (c)(ii) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of DeFoors Creek Apartments, Atlanta, Georgia, previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated September 9 1996, is incorporated herein by reference.

(ii) Letter dated October 2, 1996 relating to the termination of the contract for the sale of DeFoors Creek Apartments, Atlanta, Georgia, previously filed as Exhibit (10)(c)(ii) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(iii) First Amendment to Agreement of Sale and Escrow Agreement dated October 10, 1996 reinstating the contract for the sale of DeFoors Creek Apartments, Atlanta, Georgia, previously filed as Exhibit (10)(c)(iii) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(iv) Second Amendment to Agreement of Sale and Escrow Agreement dated October 17, 1996 relating to the sale of DeFoors Creek Apartments, Atlanta, Georgia, previously filed as Exhibit (10)(c)(iv) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(v) Letter dated October 23, 1996 relating to the termination of the contract for the sale of DeFoors Creek Apartments, Atlanta, Georgia, previously filed as Exhibit (10)(c)(v) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(vi) Third Amendment of Agreement of Sale and Escrow Agreement dated October 31, 1996 reinstating the contract for the sale of DeFoors Creek Apartments, Atlanta, Georgia, previously filed as Exhibit (10)(c)(vi) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(d)(i) Agreement of Sale and attachment thereto relating to the sale of Cedar Ridge Apartments, Baytown, Texas, previously filed as Exhibit 2(i) to the Registrant's Current Report on Form 8-K dated September 25, 1996, is incorporated herein by reference.

(ii) Letter Agreement relating to the sale of Cedar Ridge Apartments, Baytown, Texas, previously filed as Exhibit 2(ii) to the Registrant's Current Report on Form 8-K dated September 25, 1996, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1997 is incorporated herein by reference.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

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


Date:  October 30, 1997
       -----------------