Form 10-K
period 1997-12-31
BALCOR EQUITY PROPERTIES XII
filed 1998-03-17
CIK 701785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                          -----------------
                                      OR

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

Item 1. Business
----------------

Balcor Equity Properties-XII (the "Registrant") is a limited partnership formed in 1981 under the laws of the State of Illinois. The Registrant raised $37,447,000 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant utilized the net offering proceeds to acquire seven real property investments and a minority joint venture interest in one additional real property, and has since disposed of all of these investments. The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. The Registrant sold all of its remaining properties in 1996. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant, as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant, including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." Due to this litigation, the Registrant will not be dissolved and the reserves will be held by the Registrant until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

The Registrant no longer has an ownership interest in any real estate investment. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Partners-XII, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1997, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage.

See Notes to Financial Statements for other information regarding former real estate property investments.

Item 3. Legal Proceedings
-------------------------

Masri vs. Lehman Brothers, Inc., et al.
--------------------------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Plaintiffs' counsel has indicated an intent to withdraw this complaint. Raymond Masri has joined as an additional plaintiff in the Lenore Klein matter discussed below.

Klein, et al. vs. Lehman Brothers, Inc., et al.
-----------------------------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The complaint was amended on each of October 18, 1996, December 5, 1997 and January 15, 1998. The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Advisors, and other affiliated entities and various individuals are named defendants in the action. The most recent amended complaint, plaintiffs' Third Amended Complaint, alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real properties for the Affiliated Partnerships. The Third Amended Complaint seeks judgment for compensatory damages equal to the amount invested in the Affiliated Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; attorneys' fees and other costs.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

As of December 31, 1997, the number of record holders of Limited Partnership Interests of the Registrant was 3,199.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                     1997         1996        1995        1994        1993
                   ---------   ----------  ----------  ----------  ------------

Total income        $316,105   $8,278,842  $9,271,354 $ 8,743,519   $ 8,223,415
Income (loss) before
  gain on sales of
  properties and
  extraordinary
  items               22,677    (109,614)   (547,006) (1,032,968)     (952,362)
Net income (loss)     22,677   26,597,761   (547,006)   (682,968)     (755,843)
Net income (loss)
  per Limited Part-
  nership Interest -
  Basic and Diluted      .61       695.36     (14.46)     (18.06)       (19.98)
Total assets       1,828,319   20,139,284  25,940,108  27,188,193    27,222,063
Mortgage notes
  payable               None         None  30,082,916  30,487,859    30,815,836
Distributions per
  Limited Partner-
  ship Interest (A)   482.85        15.00        None        None          None

(A) These amounts represent distributions of original capital.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Equity Properties - XII (the "Partnership") sold its remaining five properties in 1996. The operations of the Partnership during 1997 were comprised primarily of the collection of interest income on short-term investments which was substantially offset by the payment of administrative and final operating expenses. The gains recognized on the 1996 property sales resulted in a decrease in net income during 1997 as compared to 1996. The Partnership generated a net loss from operations during 1995. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

During 1996, the Partnership sold the Brierwood, Cedar Ridge, DeFoors Creek, Sandridge - Phase I and Somerset Village apartment complexes and recognized gains in connection with these sales of $27,809,874. As a result of the sales of these properties, rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses and property management fees ceased during 1996.

Due to higher average cash balances resulting from the investment of net proceeds received in connection with the 1996 property sales prior to distribution to Limited Partners in January and April of 1997, interest income on short-term investments increased during 1997 as compared to 1996.

The Partnership recognized other income during 1997 primarily in connection with refunds of prior years' insurance premiums and real estate taxes relating to the Partnership's sold properties.

During 1996, the Partnership incurred interest expense on short-term loan - affiliate. The loan was repaid with proceeds from the sale of the Brierwood Apartments and interest expense on short-term loan - affiliate ceased during 1996.

As a result of the 1996 property sales, property operating expense decreased during 1997 as compared to 1996. During 1997, the Partnership paid certain expenses related to the properties sold in 1996.

As a result of the 1996 property sales, real estate tax expense decreased during 1997 as compared to 1996. During 1997, the Partnership paid additional real estate taxes related to one of the Partnership's sold properties.

Decreased accounting, portfolio management and legal fees in 1997 resulted in a decrease in administrative expenses during 1997 as compared to 1996.

In connection with the 1996 property sales the Partnership paid $722,414 in prepayment penalties and wrote off the remaining unamortized deferred expenses in the amount of $380,085. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense for financial statement purposes.

1996 Compared to 1995
---------------------

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

As a result of the 1996 property sales, interest expense on mortgage notes payable, depreciation expense, amortization of deferred expenses and property management fees ceased during 1996 as compared to 1995.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of December 31, 1997 decreased by approximately $18,022,000 as compared to December 31, 1996 primarily due to special distributions made in January and April 1997 to the Limited Partners from proceeds received in connection with the 1996 property sales. Cash of approximately $59,000 was provided by operating activities consisting of interest income on short-term investments, other income and the collection of accounts receivable. These amounts were substantially offset by the payment of expenses related to the properties sold in 1996 and administrative expenses. Cash used in financing activities consisted of the payment of distributions to the Limited Partners of approximately $18,081,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold all of its remaining properties during 1996. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and the reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

During January 1998, the Partnership made a distribution of $309,889 ($8.28 per Interest) to Limited Partners from remaining available Net Cash Proceeds. The Partnership paid two distributions totaling $482.85 per Interest in 1997 and one distribution of $15 per Interest in 1996 from Net Cash Proceeds. Including the January 1998 distribution, Limited Partners have received distributions of Net Cash Receipts of $70 and Net Cash Proceeds of $566.63, totaling $636.63 per $1,000 Interest, as well as certain tax benefits. No distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Investors will not recover all of their original investment.

Item 8. Financial Statements and Financial Statement Supplementary Data
-----------------------------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1997         December 31, 1996
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets           $1,828,319    $6,361,598 $20,139,284    $20,139,284
Partners' capital
  (deficit) accounts:
    General Partner      (42,000)      (57,544)    (42,000)           None
    Limited Partners    1,832,932     6,392,815  19,891,539     24,400,911
Net income (loss):
    General Partner          None      (57,544)     558,773      1,520,767
    Limited Partners       22,677        73,188  26,038,988     42,340,240
    Per Limited Part-
      nership Interest        .61(A)       1.95       695.36(A)   1,130.67

(A) Amount represents basic and diluted net income per Limited Partnership Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

            TITLE                              OFFICERS


Chairman, President and Chief                  Thomas E. Meador
   Executive Officer
Senior Vice President                          Alexander J. Darragh
Senior Vice President                          John K. Powell, Jr.
Senior Managing Director, Chief                Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $1,362 in 1997 with respect to one of the executive officers and directors of Balcor Partners-XII, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entities are the sole Limited Partners which own beneficially more than 5% of the outstanding Limited Partnership Interests of the
Registrant:

                    Name and            Amount and
                    Address of          Nature of      Percent
                    Beneficial          Beneficial     of
Title of Class      Owner               Ownership      Class
-------------------------------------------------------------------------------
Limited             WIG XII             4,166.90       11.13%
Partnership         Partners            Limited
Interests           Chicago,            Partnership
                    Illinois            Interests

Limited             Metropolitan        3,351.50        8.95%
Partnership         Acquisition VII     Limited
Interests           Greenville,         Partnership
                    South Carolina      Interests

For purposes of this Item 12, WIG XII Partners is an affiliate of Metropolitan Acquisition VII and, collectively, they own 20.08% of the Interests.

(b) Balcor Partners-XII and its officers and partners own as a group the following Limited Partnership Interests in the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership
           Interests           70 Interests      Less than 1%

Relatives of the partners and affiliates of the officers of the General Partner own 22 Limited Partnership Interests.

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

(4) Certificate of Limited Partnership set forth as Exhibit 4.1 to the Registrant's Registration Statement on Form S-11 dated July 2, 1982 (Registration No. 2-76947) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 are hereby incorporated herein by reference.

(10) Material Contracts:

(a) Agreement of Sale relating to the sale of Somerset Village Apartments, Tempe, Arizona previously filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 1996 is incorporated herein by reference.

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

(iv) Letter Agreement relating to the sale of Sandridge Apartments - Phase I, Pasadena, Texas, previously filed as Exhibit (c)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(c) (i) Agreement of Sale and attachment thereto relating to the sale of DeFoors Creek Apartments, Atlanta, Georgia, previously filed as Exhibit 2 to the Partnership's Current Report on Form 8-K dated September 9, 1996 is incorporated herein by reference.

(ii) Letter dated October 2, 1996 relating to the termination of the contract for the sale of DeFoors Creek Apartments, Atlanta, Georgia, previously filed as Exhibit (10)(c)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(iii) First Amendment to Agreement of Sale and Escrow Agreement dated October 10, 1996 reinstating the contract for the sale of DeFoors Creek Apartments, Atlanta, Georgia, previously filed as Exhibit (10)(c)(iii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(iv) Second Amendment to Agreement of Sale and Escrow Agreement dated October 17, 1996 relating to the sale of DeFoors Creek Apartments, Atlanta, Georgia, previously filed as Exhibit (10)(c)(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(v) Letter dated October 23, 1996 relating to the termination of the contract for the sale of DeFoors Creek Apartments, Atlanta, Georgia, previously filed as Exhibit (10)(c)(v) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(vi) Third Amendment of Agreement of Sale and Escrow Agreement dated October 31, 1996 reinstating the contract for the sale of DeFoors Creek Apartments, Atlanta, Georgia, previously filed as Exhibit (10)(c)(vi) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PROPERTIES-XII

                         By:/s/Jayne A. Kosik
                             --------------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal
                             Accounting Officer)
                             of Balcor Partners-XII, the
                             General Partner

Date: March 17, 1998
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   ------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XII,
                         the General Partner
/s/Thomas E. Meador                                         March 17, 1998
   ----------------                                         --------------
  Thomas E. Meador
                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of
                         Balcor Partners-XII, the General
                         Partner
/s/Jayne A. Kosik                                           March 17, 1998
--------------------                                        --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital (Deficit), for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Properties-XII at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its interests in real estate. At December 31, 1996, the Partnership had disposed of all its real estate interests. Upon resolution of the litigation described in
Note 12 to the financial statements, the Partnership intends to cease operations and dissolve.


                                   COOPERS & LYBRAND L.L.P.



Chicago, Illinois
March 11, 1998

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS

                                               1997             1996
                                           ---------------  --------------
Cash and cash equivalents                  $    1,801,748   $  19,824,096
Accounts and accrued interest receivable           26,571         315,188
                                           ---------------  --------------
                                           $    1,828,319   $  20,139,284
                                           ===============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $       13,705   $     214,819
Due to affiliates                                  23,682          74,926
                                           ---------------  --------------
    Total liabilities                              37,387         289,745

Commitments and contingencies

Limited Partners' capital (37,447
  Interests issued and outstanding)             1,832,932      19,891,539
General Partner's deficit                         (42,000)        (42,000)
                                           ---------------  --------------
    Total partners' capital                     1,790,932      19,849,539
                                           ---------------  --------------
                                           $    1,828,319   $  20,139,284
                                           ===============  ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1997, 1996 and 1995

                                   Partners' Capital (Deficit) Accounts
                                 -----------------------------------------
                                                  General       Limited
                                     Total        Partner     Partners (A)
                                 ------------- ------------- -------------

Balance at December 31, 1994     $ (5,125,268) $   (595,303) $ (4,529,965)

Net loss for the year
  ended December 31, 1995            (547,006)       (5,470)     (541,536)
                                 ------------- ------------- -------------
Balance at December 31, 1995       (5,672,274)     (600,773)   (5,071,501)

Cash Distribution to Limited
  Partners (B)                       (561,705)                   (561,705)

Deemed distribution (C)              (514,243)                   (514,243)

Net income for the year
  ended December 31, 1996          26,597,761       558,773    26,038,988
                                 ------------- ------------- -------------
Balance at December 31, 1996       19,849,539       (42,000)   19,891,539

Cash Distribution to Limited
  Partners (B)                    (18,081,284)                (18,081,284)

Net income for the year
  ended December 31, 1997              22,677          None        22,677
                                 ------------- ------------- -------------
Balance at December 31, 1997     $  1,790,932  $    (42,000) $  1,832,932
                                 ============= ============= =============

(A) Includes a $70,000 investment by the General Partner.

(B)  Summary of distributions per Limited Partnership Interest:

                                         1997          1996          1995
                                 ------------- ------------- -------------
First Quarter                    $     225.00          None          None
Second Quarter                         257.85          None          None
Third Quarter                            None          None          None
Fourth Quarter                           None  $      15.00          None

(C) This amount represents a state withholding tax paid on behalf of the Limited Partners relating to the gain on the sale of the DeFoors Creek Apartments.

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995

                                     1997          1996          1995
                                 ------------- ------------- -------------
Income:
  Rental and service                           $  8,060,332  $  9,240,631
  Interest on short-term
    investments                  $    267,421       218,510        30,723
  Other income                         48,684
                                 ------------- ------------- -------------
    Total income                      316,105     8,278,842     9,271,354
                                 ------------- ------------- -------------
Expenses:
  Interest on mortgage
    notes payable                                 2,424,115     2,880,912
  Interest on short-term
    loan - affiliate                                 21,152        52,902
  Depreciation                                    1,056,973     1,273,190
  Amortization of deferred
    expenses                                         51,073        60,614
  Property operating                   77,742     3,397,145     3,731,112
  Real estate taxes                    42,742       651,962       901,493
  Property management fees                          402,252       460,331
  Administrative                      172,944       383,784       457,806
                                 ------------- ------------- -------------
    Total expenses                    293,428     8,388,456     9,818,360
                                 ------------- ------------- -------------
Income (loss) before gain on sale
  of properties and extraordinary
  item                                 22,677      (109,614)     (547,006)

Gain on sale of properties                       27,809,874
                                 -------------  ------------ -------------
Income (loss) before
  extraordinary item                   22,677    27,700,260      (547,006)

Extraordinary item:
  Debt extinguishment expense                    (1,102,499)
                                 ------------- ------------- -------------
Net income (loss)                $     22,677  $ 26,597,761  $   (547,006)
                                 ============= ============= =============
Income (loss) before
  extraordinary item allocated
  to General Partner                      None $    569,798  $     (5,470)
                                 ============= ============= =============
Income (loss) before
  extraordinary item allocated
  to Limited Partners            $     22,677  $ 27,130,462  $   (541,536)
                                 ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                      1997          1996          1995
                                 ------------- ------------- -------------

Income (loss) before
  extraordinary item per
  Limited Partnership Interest
  (37,447 issued and outstanding)
  - Basic and Diluted            $       0.61  $     724.51  $     (14.46)
                                 ============= ============= =============
Extraordinary item allocated
  to General Partner                      None $    (11,025)          None
                                 ============= ============= =============
Extraordinary item allocated
  to Limited Partners                     None $ (1,091,474)          None
                                 ============= ============= =============
Extraordinary item per
  Limited Partnership Interest
  (37,447 issued and outstanding)
  - Basic and Diluted                     None $     (29.50)          None
                                 ============= ============= =============

Net income (loss) allocated to
  General Partner                         None $    558,773  $     (5,470)
                                 ============= ============= =============
Net income (loss) allocated to
  Limited Partners               $     22,677  $ 26,038,988  $   (541,536)
                                 ============= ============= =============
Net income (loss) per Limited
  Partnership Interest (37,447
  issued and outstanding)
  - Basic and Diluted            $       0.61  $     695.36  $     (14.46)
                                 ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995

                                     1997          1996          1995
                                 ------------- ------------- -------------
Operating activities:
  Net income (loss)              $     22,677  $ 26,597,761  $   (547,006)
  Adjustments to reconcile
    net income (loss) to
    net cash provided by
    operating activities:
      Gain on sale of properties                (27,809,874)
      Debt extinguishment expense                   380,085
      Depreciation of properties                  1,056,973     1,273,190
      Amortization of deferred
        expenses                                     51,073        60,614
      Net change in:
        Escrow deposits                             598,803      (167,852)
        Accounts and accrued
          interest receivable         288,617      (227,219)      (76,372)
        Prepaid expenses                             95,080       (95,080)
        Accounts payable             (201,114)       86,991         2,922
        Due to affiliates             (51,244)       53,520       (81,987)
        Accrued liabilities                        (516,588)       89,458
        Security deposits                          (157,920)       13,471
                                 ------------- ------------- -------------
  Net cash provided by
    operating activities               58,936       208,685       471,358
                                 ------------- ------------- -------------

Investing activities:
  Improvements to properties                                     (118,050)
  Proceeds from sale of
    properties                                   51,585,000
  Payment of selling costs                       (1,278,874)
                                               ------------- -------------
  Net cash provided by or (used
    in) investing activities                     50,306,126      (118,050)
                                               ------------- -------------

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                       1997          1996          1995
                                   ------------- ------------- -------------
Financing activities:
  Distributions to Limited
    Partners                      (18,081,284)     (561,705)
  Deemed distribution                              (514,243)
  Proceeds from loan payable
   - affiliate                                                    195,000
  Repayment of loan payable
   - affiliate                                     (705,724)     (515,000)
  Repayment of mortgage notes
    payable                                     (29,715,227)
  Proceeds from the release of
    capital improvement escrows                   1,027,821       314,190
  Principal payments on
    mortgage notes payable                         (367,689)     (404,943)
                                 ------------- ------------- -------------
  Net cash used in financing
    activities                    (18,081,284)  (30,836,767)     (410,753)
                                 ------------- ------------- -------------
Net change in cash and cash
  equivalents                     (18,022,348)   19,678,044       (57,445)
Cash and cash equivalents at
  beginning of year                19,824,096       146,052       203,497
                                 ------------- ------------- -------------
Cash and cash equivalents at
  end of year                    $  1,801,748  $ 19,824,096  $    146,052
                                 ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Equity Properties-XII (the "Partnership") has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold all of its remaining properties in 1996. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and the final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including but not limited to, the lawsuits discussed in Note 12 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and the reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(b) Depreciation expense was computed using straight-line and accelerated methods. Rates used in the determination of depreciation are based upon the following estimated useful lives:

               Buildings and improvements       22 to 30 years
               Furniture and fixtures            5 years

Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

When properties were sold, the related costs and accumulated depreciation were removed from the respective accounts. Any gain or loss on disposition was recognized in accordance with generally accepted accounting principles.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of

Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. Under SFAS 121, the General Partner determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

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

(f) For financial statement purposes, prior to 1996 partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997 and 1996.

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

(i) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership for the year-ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income (loss) per Limited Partnership Interest.

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

The Partnership Agreement provides that the General Partner will be allocated 1% of all profits and losses and the Limited Partners will be allocated 99% of the profits and losses. For financial statement purposes, prior to 1996 partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1996 and 1997.

The Partnership Agreement provides that one hundred percent of Net Cash Receipts available for distribution shall be distributed to the holders of Interests. However, there shall be accrued for the benefit of the General Partner as its distributive share from operations an amount equivalent to 1% of the total Net Cash Receipts being distributed, which will be paid only out of Net Cash Proceeds.

The Partnership has sold all of its properties and all available Net Cash Proceeds resulting therefrom have been distributed to Limited Partners. In accordance with the Partnership Agreement, distributions are made only to holders of Interests until such time as holders of Interests have received an amount equal to their Original Capital plus certain levels of return. Only after such returns are made to the Limited Partners would the General Partner receive 20% of further distributed Net Cash Proceeds. The General Partner will not receive any distributions of Net Cash Receipts or Net Cash Proceeds.

5. Mortgage Notes Payable:

All of the Partnership's remaining properties were sold during 1996, and any outstanding loan balances were repaid from sale proceeds. See Note 9 of Notes to Financial Statements for additional information.

During the years ended December 31, 1996 and 1995, the Partnership incurred interest expense on mortgage notes payable of $2,424,115 and $2,880,912 and paid interest of $2,436,502 and $2,880,912, respectively.

6. Management Agreements:

The Partnership's properties were under management agreements with a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the

Internal Revenue Code. The net effect of these accounting differences is that the net income for 1997 in the financial statements is $7,033 higher than the tax income of the Partnership for the same period.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended        Year Ended        Year Ended
                            12/31/97          12/31/96           12/31/95
                          --------------   ----------------   --------------
                           Paid  Payable    Paid   Payable     Paid  Payable
                          ------ -------   ------  -------    ------ -------

Property management fees     None    None      None     None  $39,770    None
Reimbursement of
  expenses to the
  General Partner, at
  cost:
    Accounting            $17,030  $5,166   $12,544  $12,965   39,631  $2,604
    Data processing         9,206   2,783     5,601    2,551   22,121   2,125
    Investor communica-
      tions                  None    None      None     None    4,890    None
    Legal                  10,472   3,009    11,000   11,120   18,918   2,199
    Portfolio management   35,584  11,041    37,725   37,601   84,874  11,399
    Property sales admin-
      istration             9,006   1,683    13,294   10,689     None    None
    Other                    None    None      None     None    3,460     192

As of December 31, 1995, the General Partner loan had a balance of $705,724, including accrued interest payable of $2,887. During 1995, the Partnership made a net principal repayment of $320,000 on the General Partner loan and during 1996, the Partnership fully repaid the loan with proceeds from the sale of the Brierwood Apartments. The Partnership incurred interest expense on the loan of $21,152 in 1996 and $52,902 in 1995, and paid interest expense of $24,039 in 1996 and $59,159 in 1995. Interest expense on the General Partner loan was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. The interest rate was 5.931% at the date of the loan repayment.

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner (The Balcor Company) who received no fee for administering the program; however, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $11,099 and $55,758 in 1996 and 1995, respectively.

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

10. Extraordinary Item:

In connection with the 1996 property sales, the Partnership paid $722,414 of prepayment penalties and wrote off the remaining unamortized deferred expenses in the amount of $380,085. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense. See Note 9 of Notes to Financial Statements for additional information.

11. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1997 and 1996 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

12. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

13. Subsequent Event:

During January 1998, the Partnership made a distribution of $309,889 ($8.28 per Interest) to Limited Partners from remaining available Net Cash Proceeds.