Form 10-Q
period 1998-03-31
BALCOR EQUITY PROPERTIES XII
filed 1998-04-30
CIK 701785

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                 1998            1997
                                           --------------- ---------------
Cash and cash equivalents                  $    1,492,275  $    1,801,748
Accounts and accrued interest
  receivable                                        6,989          26,571
Prepaid expenses                                    1,372
                                           --------------- ---------------
                                           $    1,500,636  $    1,828,319
                                           =============== ===============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $       26,743  $       13,705
Due to affiliates                                  27,462          23,682
                                           --------------- ---------------
    Total liabilities                              54,205          37,387
                                           --------------- ---------------

Commitments and contingencies

Limited Partners' capital (37,447
  Interests issued and outstanding)             1,500,843       1,832,932
General Partner's deficit                         (54,412)        (42,000)
                                           --------------- ---------------
    Total partners' capital                     1,446,431       1,790,932
                                           --------------- ---------------
                                           $    1,500,636  $    1,828,319
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)

                                                1998            1997
                                           --------------- ---------------
Income:
  Interest on short-term investments       $       20,515  $      173,399
                                           --------------- ---------------
    Total income                                   20,515         173,399
                                           --------------- ---------------
Expenses:
  Property operating                                               53,019
  Real estate taxes                                                42,742
  Administrative                                   55,127          64,165
                                           --------------- ---------------
    Total expenses                                 55,127         159,926
                                           --------------- ---------------
Net (loss) income                          $      (34,612) $       13,473
                                           =============== ===============

Net (loss) allocated to General Partner    $      (12,412)           None
                                           =============== ===============
Net (loss) income allocated to Limited
  Partners                                 $      (22,200) $       13,473
                                           =============== ===============
Net (loss) income per Limited Partnership
  Interest (37,447 issued and
  outstanding) - Basic and Diluted         $        (0.59) $         0.36
                                           =============== ===============
Distribution to Limited Partners           $      309,889  $    8,425,575
                                           =============== ===============
Distribution per Limited Partnership
  Interest                                 $         8.28  $       225.00
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)

                                                1998            1997
                                           --------------- ---------------
Operating activities:
  Net (loss) income                        $      (34,612) $       13,473
  Adjustments to reconcile net (loss)
    income to net cash provided by
    (used in) operating activities:
    Net change in:
      Accounts and accrued interest
        receivable                                 19,582         165,459
      Prepaid expenses                             (1,372)
      Accounts payable                             13,038        (199,819)
      Due to affiliates                             3,780          (6,392)
                                           --------------- ---------------
  Net cash provided by (used in)
    operating activities                              416         (27,279)
                                           --------------- ---------------
Financing activities:
  Distribution to Limited Partners               (309,889)     (8,425,575)
                                           --------------- ---------------
  Net cash used in financing activities          (309,889)     (8,425,575)
                                           --------------- ---------------
Net change in cash and cash
  equivalents                                    (309,473)     (8,452,854)
Cash and cash equivalents at
  beginning of year                             1,801,748      19,824,096
                                           --------------- ---------------
Cash and cash equivalents at end of
  period                                   $    1,492,275  $   11,371,242
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The loss allocation between the Limited Partners and the General Partner has been adjusted for financial statement purposes during 1998 in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold all of its remaining properties in 1996. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and the final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including but not limited to, the lawsuits discussed in Note 4 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and the reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1998 were:

                                          Paid      Payable
                                       ----------  ---------

   Reimbursement of expenses to
     the General Partner, at cost      $ 4,003     $ 27,462

4. Contingencies:

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

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties-XII (the "Partnership") was formed in 1981 to invest in and operate income-producing real property. The Partnership raised $37,447,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire seven real property investments and a minority joint venture interest in one additional real property. As of March 31, 1998, the Partnership has no properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1997 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The Partnership recognized a net loss during the quarter ended March 31, 1998 as compared to income during the same period in 1997 primarily due to a large decrease in interest income earned on short-term investments during 1998 and the payment of operating expenditures and real estate tax expense related to properties sold during 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Discussion of fluctuations between 1998 and 1997 refer to the quarters ended March 31, 1998 and 1997.

During 1997, the Partnership paid additional expenditures related to certain of the properties sold during 1996. As a result, the Partnership recognized property operating expense during 1997.

During 1997, the Partnership paid additional real estate taxes as a result of an increase in the assessed value of the DeFoors Creek Apartments, which was sold in 1996. As a result, the Partnership recognized real estate tax expense during 1997.

Administrative expenses decreased during 1998 as compared to 1997 primarily due to a decrease in accounting fees which was partially offset by higher legal fees in 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $309,500 as of

March 31, 1998 as compared to December 31, 1997 primarily due to a distribution to the Limited Partners from remaining available Net Cash Proceeds. Cash of approximately $400 was provided by operating activities consisting of interest income on short-term investments which was substantially offset by the payment of administrative expenses. Cash used in financing activities consisted of the payment of a distribution to the Limited Partners of approximately $309,900.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold all of its remaining properties in 1996. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 4 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and the reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

To date, Limited Partners have received distributions of Net Cash Receipts of $70 and Net Cash Proceeds of $566.63, totaling $636.63 per $1,000 Interest, as well as certain tax benefits. No distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover all of their original investment.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended March 31, 1998.

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

                              By: /s/Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Senior Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Partners - XII, the General Partner


Date:  April 30, 1998
       -----------------