Form 10-Q
period 1998-06-30
BALCOR EQUITY PROPERTIES XII
filed 1998-08-11
CIK 701785

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
                                (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998
                               --------------
                                    OR

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

                              BALANCE SHEETS
                    June 30, 1998 and December 31, 1997
                                (Unaudited)

                                  ASSETS

                                                 1998           1997
                                             -------------- --------------
Cash and cash equivalents                    $   1,477,383  $   1,801,748
Accounts and accrued interest receivable             6,446         26,571
                                             -------------- --------------
                                             $   1,483,829  $   1,828,319
                                             ============== ==============

                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      20,769  $      13,705
Due to affiliates                                   32,175         23,682
                                             -------------- --------------
     Total liabilities                              52,944         37,387
                                             -------------- --------------
Commitments and contingencies

Limited Partners' capital (37,447
  Interests issued and outstanding)              1,485,297      1,832,932
General Partner's deficit                          (54,412)       (42,000)
                                             -------------- --------------
     Total partners' capital                     1,430,885      1,790,932
                                             -------------- --------------

                                             $   1,483,829  $   1,828,319
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES - XII
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
              for the six months ended June 30, 1998 and 1997
                                (Unaudited)

                                                 1998           1997
                                             -------------- --------------
Income:
  Interest on short-term investments         $      40,185  $     217,249
                                             -------------- --------------
    Total income                                    40,185        217,249
                                             -------------- --------------
Expenses:
  Property operating                                               63,737
  Real estate taxes                                                42,742
  Administrative                                    90,343        110,613
                                             -------------- --------------
    Total expenses                                  90,343        217,092
                                             -------------- --------------
Net (loss) income                            $     (50,158) $         157
                                             ============== ==============
Net loss allocated to
  General Partner                            $     (12,412) $        None
                                             ============== ==============
Net (loss) income allocated to
  Limited Partners                           $     (37,746) $         157
                                             ============== ==============
Net (loss) income per Limited Partnership
  Interest (37,447 issued and outstanding)
  - Basic and Diluted                        $       (1.01) $        0.01
                                             ============== ==============
Distributions to Limited Partners            $     309,889  $  18,081,284
                                             ============== ==============
Distributions per Limited Partnership
  Interest                                   $        8.28  $      482.85
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES - XII
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended June 30, 1998 and 1997
                                (Unaudited)

                                                 1998           1997
                                             -------------- --------------
Income:
  Interest on short-term investments         $      19,670  $      43,850
                                             -------------- --------------
    Total income                                    19,670         43,850
                                             -------------- --------------
Expenses:
  Property operating                                               10,718
  Administrative                                    35,216         46,448
                                             -------------- --------------
    Total expenses                                  35,216         57,166
                                             -------------- --------------
Net loss                                     $     (15,546) $     (13,316)
                                             ============== ==============
Net loss allocated to General Partner                 None           None
                                             ============== ==============
Net loss allocated to Limited Partners       $     (15,546) $     (13,316)
                                             ============== ==============
Net loss per Limited Partnership
  Interest (37,447 issued and outstanding)
 -Basic and Diluted                          $       (0.42) $       (0.35)
                                             ============== ==============
Distribution to Limited Partners                      None  $   9,655,709
                                             ============== ==============
Distribution per Limited Partnership
  Interest                                            None  $      257.85
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PROPERTIES - XII
                     (An Illinois Limited Partnership)

                         STATEMENTS OF CASH FLOWS
              for the six months ended June 30, 1998 and 1997
                                (Unaudited)

                                                  1998           1997
                                             -------------- --------------
Operating activities:
    Net (loss) income                        $     (50,158) $         157
    Adjustments to reconcile net (loss)
     income to net cash (used in) provided
     by operating activities:
       Net change in:
        Accounts and accrued interest
          receivable                                20,125        285,445
        Accounts payable                             7,064       (199,819)
        Due to affiliates                            8,493        (29,444)
                                             -------------- --------------
    Net cash (used in) provided by
     operating activities                          (14,476)        56,339
                                             -------------- --------------

Financing activities:
    Distributions to Limited Partners             (309,889)   (18,081,284)
                                             -------------- --------------
    Cash used in financing activities             (309,889)   (18,081,284)
                                             -------------- --------------

Net change in cash and cash equivalents           (324,365)   (18,024,945)
Cash and cash equivalents at beginning
    of period                                    1,801,748     19,824,096
                                             -------------- --------------

Cash and cash equivalents at end of period   $   1,477,383  $   1,799,151
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PROPERTIES-XII
                     (An Illinois Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, the capital accounts of the General Partner and the Limited Partners have been adjusted to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1998, and all such adjustments are of a normal and recurring nature.

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

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1998 were:

                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 7,796        $ 3,793    $ 32,175


4. Contingencies:

The Partnership is currently involved in two lawsuits whereby the

Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties-XII (the "Partnership") was formed in 1981 to invest in and operate income-producing real property. The Partnership raised $37,447,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire seven real property investments and a minority joint venture interest in one additional real property. As of June 30, 1998, the Partnership has no properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest income earned on short-term investments, which resulted in a net loss during the six months and quarter ended June 30, 1998 and was the reason the Partnership incurred a net loss during the quarter ended June 30, 1997. The payment of operating expenses related to certain properties sold during 1996 also contributed to the loss during the quarter ended June 30, 1997. The Partnership recognized net income during the six months ended June 30, 1997 due to higher interest income earned on short-term investments in connection with proceeds received from property sales during the first quarter of 1997 which was offset by administrative and operating expenses. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussion of fluctuations between 1998 and 1997 refer to both the six months and quarters ended June 30, 1998 and 1997.

Due to higher average cash balances in 1997 as a result of the investment of proceeds received in connection with the 1996 property sales prior to distributions to Limited Partners in 1997, interest income on short term investments was higher during 1997 as compared to 1998.

During 1997, the Partnership paid additional expenditures related to certain of the properties sold during 1996. As a result, the Partnership recognized property operating expense during 1997.

During 1997, the Partnership paid additional real estate taxes as a result of an increase in the assessed value of the DeFoors Creek Apartments, which was sold in 1996. As a result, the Partnership recognized real estate tax expense during the six months ended June 30, 1997.

Administrative expenses decreased during 1998 as compared to 1997 primarily due to a decrease in accounting and bank fees which were partially offset by higher legal fees in 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $324,000 as of June 30, 1998 as compared to December 31, 1997 primarily due to a distribution to the Limited Partners in January 1998 from remaining available Net Cash Proceeds. The Partnership used cash of approximately $14,000 to fund its operating activities, which consisted of the payment of administrative expenses which were partially offset by interest income earned on short-term investments and the collection of an accounts receivable related to a sold property. Cash used in financing activities consisted of the payment of a distribution to the Limited Partners of approximately $310,000.

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

(10) Material Contracts:

(a) (i) Agreement of Sale and attachment thereto relating to the sale of Sandridge Apartments - Phase I, Pasadena, Texas, previously filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated August 27, 1996 is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended June 30, 1998.

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


Date:  August 11, 1998
       -----------------