Form 10-Q
period 1998-09-30
BALCOR EQUITY PROPERTIES XII
filed 1998-11-10
CIK 701785

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                              1998             1997
                                         ---------------- ----------------
Cash and cash equivalents                $     1,448,135  $     1,801,748
Accounts and accrued interest receivable           6,432           26,571
                                         ---------------- ----------------
                                         $     1,454,567  $     1,828,319
                                         ================ ================


                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $        33,540  $        13,705
Due to affiliates                                 34,234           23,682
                                         ---------------- ----------------
     Total liabilities                            67,774           37,387
                                         ---------------- ----------------

Commitments and contingencies

Limited Partners' capital (37,447
  Interests issued and outstanding)            1,441,205        1,832,932
General Partner's deficit                        (54,412)         (42,000)
                                         ---------------- ----------------
     Total partners' capital                   1,386,793        1,790,932
                                         ---------------- ----------------
                                         $     1,454,567  $     1,828,319
                                         ================ ================

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)


                                               1998             1997
                                         ---------------- ----------------
Income:
  Interest on short-term investments     $        60,007  $       242,678
  Other income                                                     15,821
                                         ---------------- ----------------
    Total income                                  60,007          258,499
                                         ---------------- ----------------
Expenses:
  Property operating                                               74,437
  Real estate taxes                               26,041           42,742
  Administrative                                 128,216          135,173
                                         ---------------- ----------------
    Total expenses                               154,257          252,352
                                         ---------------- ----------------
Net (loss) income                        $       (94,250) $         6,147
                                         ================ ================
Net loss allocated to
  General Partner                        $       (12,412)            None
                                         ================ ================
Net (loss) income allocated to
  Limited Partners                       $       (81,838) $         6,147
                                         ================ ================
Net (loss) income per Limited
  Partnership Interest (37,447 issued
  and outstanding) - Basic and Diluted   $         (2.19) $          0.16
                                         ================ ================
Distributions to Limited Partners        $       309,889  $    18,081,284
                                         ================ ================
Distributions per Limited
  Partnership Interest                   $          8.28  $        482.85
                                         ================ ================

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (Unaudited)


                                              1998             1997
                                         ---------------- ----------------
Income:
  Interest on short-term investments     $        19,822  $        25,429
  Other income                                                     15,821
                                         ---------------- ----------------
    Total income                                  19,822           41,250
                                         ---------------- ----------------
Expenses:
  Property operating                                               10,700
  Real estate taxes                               26,041
  Administrative                                  37,873           24,560
                                         ---------------- ----------------
    Total expenses                                63,914           35,260
                                         ---------------- ----------------
Net (loss) income                        $       (44,092) $         5,990
                                         ================ ================
Net loss allocated to
  General Partner                                   None             None
                                         ================ ================
Net (loss) income allocated to
  Limited Partners                       $       (44,092) $         5,990
                                         ================ ================
Net (loss) income per Limited
  Partnership Interest (37,447 issued
  and outstanding) - Basic and Diluted   $         (1.18) $          0.15
                                         ================ ================

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)


                                               1998             1997
                                         ---------------- ----------------
Operating activities:
  Net (loss) income                      $       (94,250) $         6,147
  Adjustments to reconcile net (loss)
    income to net cash (used in)
    provided by operating activities:
      Net change in:
        Accounts and accrued
          interest receivable                     20,139          307,255
        Accounts payable                          19,835         (206,059)
        Due to affiliates                         10,552          (29,286)
                                         ---------------- ----------------
  Net cash (used in) provided by
    operating activities                         (43,724)          78,057
                                         ---------------- ----------------
Financing activities:
  Distributions to Limited Partners             (309,889)     (18,081,284)
                                         ---------------- ----------------
  Net cash used in financing
    activities                                  (309,889)     (18,081,284)
                                         ---------------- ----------------
Net change in cash and cash
  equivalents                                   (353,613)     (18,003,227)
Cash and cash equivalents at
  beginning of period                          1,801,748       19,824,096
                                         ---------------- ----------------
Cash and cash equivalents at end
  of period                              $     1,448,135  $     1,820,869
                                         ================ ================

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

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1998, and all such adjustments are of a normal and recurring nature.

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

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1998 were:

                                           Paid
                                   -------------------------
                                     Nine Months    Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 12,383       $ 4,587    $ 34,234


4. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action. No determination of the merits has been made in one action. The other action was dismissed without prejudice by the trial court on September 24, 1998 for failure to state a cause of action. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties-XII (the "Partnership") was formed in 1981 to invest in and operate income-producing real property. The Partnership raised $37,447,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire seven real property investments and a minority joint venture interest in one additional real property. As of September 30, 1998, the Partnership has no properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest income earned on short-term investments, which resulted in a net loss during the nine months and quarter ended September 30, 1998. The payment of real estate taxes related to a property sold during 1996 also contributed to the loss during the nine months and quarter ended September 30, 1998. The Partnership recognized net income during the nine months and quarter ended September 30, 1997 due to higher interest income earned on short-term investments in connection with proceeds received from property sales and income received related to refunds of prior year insurance premiums which was partially offset by administrative and operating expenses. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussion of fluctuations between 1998 and 1997 refer to both the nine months and quarters ended September 30, 1998 and 1997.

Due to higher average cash balances in 1997 as a result of the investment of proceeds received in connection with the 1996 property sales prior to distributions to Limited Partners in 1997 and January 1998, interest income on short term investments was higher during 1997 as compared to 1998.

The Partnership recognized other income during 1997 in connection with a refund of a prior year insurance premium relating to the Partnership's properties.

During 1997, the Partnership paid additional expenditures related to certain of the properties sold during 1996. As a result, the Partnership recognized property operating expense during 1997.

During the quarters ended March 31, 1997 and September 30, 1998, the Partnership paid additional real estate taxes related to the DeFoors Creek Apartments, which was sold in 1996. The Partnership had filed an appeal against an increase in the assessed value of the property in prior years. The Partnership did not win the appeal and consequently, paid the taxes due for prior years. As a result, real estate tax expense decreased during the nine months ended September 30, 1998 and increased during the quarter ended September 30, 1998 as compared to the same periods in 1997.

Due primarily to lower accounting and bank fees, administrative expenses decreased during the nine months ended September 30, 1998 as compared to the same period in 1997. This decrease was offset during the quarter ended September 30, 1998 by higher accrued legal fees which resulted in an increase in administrative expense during the quarter ended September 30, 1998 as compared to the same period in 1997.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $354,000 as of September 30, 1998 as compared to December 31, 1997 primarily due to a distribution to the Limited Partners in January 1998 from remaining available Net Cash Proceeds. The Partnership used cash of approximately $44,000 to fund its operating activities, which consisted of the payment of administrative expenses and real estate taxes related to a property sold in 1996, which were partially offset by interest income earned on short-term investments and the collection of an account receivable related to a sold property. Cash used in financing activities consisted of the payment of a distribution to the Limited Partners of approximately $310,000.

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

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
---------------------------

Klein et al. vs. Lehman Brothers, Inc. et al.
----------------------------------------------

With regard to the proposed complaint, Lenore Klein, et al. vs. Lehman Brothers, Inc. et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96), on June 9, 1998 the defendants filed a motion to dismiss the complaint for failure to state a cause of action. The motion was briefed by all parties and oral argument was heard by the court on August 21, 1998. On September 24, 1998, the judge issued a letter opinion granting the defendant's motion to dismiss the complaint, and on October 23, 1998, the judge announced that he would enter an order dismissing the complaint without prejudice.

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

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended September 30, 1998.

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


Date:  November 10, 1998
       -----------------