Form 10-K
period 1998-12-31
BALCOR EQUITY PROPERTIES XII
filed 1999-03-26
CIK 701785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
                          -----------------
                                      OR

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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. The Registrant sold its final real estate investment in December 1996. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant, as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant, including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings." Due to this litigation, the Registrant will not be dissolved and the reserves will be held by the Registrant until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for information regarding the Registrant's Year 2000 readiness.

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

Item 2. Properties
------------------

As of December 31, 1998, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

See Notes to Financial Statements for other information regarding former real estate property investments.

Item 3. Legal Proceedings
-------------------------

Klein, et al. vs. Lehman Brothers, Inc., et al.
-----------------------------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The complaint was amended on each of October 18, 1996, December 5, 1997 and January 15, 1998. The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Advisors, and other affiliated entities and various individuals are named defendants in the action. The most recent amended complaint, plaintiffs' Third Amended Complaint, alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real properties for the Affiliated Partnerships. The Third Amended Complaint seeks judgment for compensatory damages equal to the amount invested in the Affiliated Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; attorneys' fees and other costs.

In June 1998, the defendants filed a motion to dismiss the complaint for failure to state a cause of action. Oral arguments were heard by the court on August 21, 1998. On September 24, 1998, the judge issued a letter opinion granting the defendants' motion to dismiss the complaint. On October 23, 1998, the judge announced that he would enter an order dismissing the complaint without prejudice, but stated that the plaintiffs would be required to file any new pleading in a separate action and would not be allowed to amend the existing complaint. The plaintiffs moved for a reconsideration of the judge's ruling, which was denied on November 20, 1998. On December 28, 1998, plaintiffs filed a notice of appeal from both the judge's October 23 and November 20, 1998 rulings.

On March 11, 1999, an order was entered by the Superior Court of New Jersey, Appellate Division, dismissing the appeal in this action with prejudice. Therefore, this will be the final report to investors regarding this matter.

Masri vs. Lehman Brothers, Inc., et al.
---------------------------------------

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

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Plaintiffs' lead counsel also represents the plaintiffs in the Lenore Klein matter discussed above. Plaintiffs' counsel has indicated an intent to withdraw this complaint. Raymond Masri has joined as an additional plaintiff in the Lenore Klein matter discussed above.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1998.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

As of December 31, 1998, the number of record holders of Limited Partnership Interests of the Registrant was 3,204.

Item 6. Selected Financial Data
-------------------------------

                                          Year ended December 31,
                    ----------------------------------------------------------
                       1998        1997        1996        1995         1994
                    ---------   ----------  ----------  ----------  ----------
Total income         $78,405     $316,105  $8,278,842 $ 9,271,354   $ 8,743,519
(Loss) income before
  gain on sales of
  properties and
  extraordinary
  items            (140,399)       22,677   (109,614)   (547,006)   (1,032,968)
Net (loss) income  (140,399)       22,677  26,597,761   (547,006)     (682,968)
Net (loss) income
  per Limited Part-
  nership Interest -
  Basic and Diluted   (3.42)          .61      695.36     (14.46)       (18.06)
Total assets       1,413,764    1,828,319  20,139,284  25,940,108    27,188,193
Mortgage notes
  payable               None         None        None  30,082,916    30,487,859
Distributions per
  Limited Partner-
  ship Interest (A)     8.28       482.85       15.00        None          None

(A) These amounts represent distributions of original capital.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Equity Properties - XII (the "Partnership") sold its remaining five properties in 1996. During 1998, administrative expenses and the payment of real estate taxes related to a property sold in 1996 were higher than interest income earned on short-term investments, which resulted in a net loss during 1998. The operations of the Partnership during 1997 were comprised primarily of interest income on short-term investments from proceeds received from property sales prior to distributions to Limited Partners in 1997 and January 1998, and income received related to partial refunds of prior years' insurance premiums and refunds of real estate taxes relating to DeFoors Creek Apartments, which was substantially offset by the payment of administrative and operating expenses. As a result, the Partnership recognized a net loss during 1998 as compared to net income during 1997. The gains recognized on the 1996 property sales resulted in a significant decrease in net income during 1997 as compared to 1996. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Due to higher average cash balances in 1997 as a result of the investment of proceeds received in connection with the 1996 property sales prior to distributions to Limited Partners in 1997 and January 1998, interest income on short term investments was higher during 1997 as compared to 1998.

The Partnership recognized other income in 1997 primarily in connection with partial refunds of prior years' insurance premiums and refunds of real estate taxes relating to the Partnership's properties.

During 1997, the Partnership paid additional expenditures related to certain of the properties sold during 1996. As a result, the Partnership recognized property operating expense during 1997.

During 1997 and 1998, the Partnership paid additional real estate taxes related to the DeFoors Creek Apartments, which was sold in 1996. The Partnership had filed an appeal against an increase in the assessed value of the property in prior years. The Partnership did not win the appeal and consequently, paid the taxes due for prior years.

1997 Compared to 1996
---------------------

During 1996, the Partnership sold the Brierwood, Cedar Ridge, DeFoors Creek, Sandridge - Phase I and Somerset Village apartment complexes and recognized gains in connection with these sales of $27,809,874. As a result of the sales of these properties, rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, and property management fees ceased, and property operating and real estate taxes decreased during 1996.

Due to higher average cash balances resulting from the investment of net proceeds received in connection with the 1996 property sales prior to distribution to Limited Partners in January and April of 1997, interest income on short-term investments increased during 1997 as compared to 1996.

Due to the repayment of the short-term loan from an affiliate in August of 1996 with proceeds from the sale of the Brierwood Apartments, interest expense on short-term loan - affiliate ceased.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $394,000 as of December 31, 1998 as compared to December 31, 1997 primarily due to a distribution to the Limited Partners in January 1998 from remaining available Net Cash Proceeds. The Partnership used cash of approximately $84,000 to fund its operating activities, which consisted of the payment of administrative expenses and real estate taxes related to a property sold in 1996, which were partially offset by interest income earned on short-term investments and the collection of an account receivable related to a sold property. Cash used in financing activities consisted of the payment of a distribution to the Limited Partners of approximately $310,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in December 1996. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and the reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

The Partnership made distributions from Net Cash Proceeds totaling $8.28, $482.85 and $15 per Interest in 1998, 1997 and 1996, respectively. See Statements of Partners' Capital (Deficit) for additional information.

Limited Partners have received cumulative distributions of $636.63 per $1,000 Interest, as well as certain tax benefits. Of this amount, $70.00 has been from Net Cash Receipts and $566.63 has been from Net Cash Proceeds. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover all of their original investment.

The Partnership sold all of its remaining real property investments in 1996 and distributed a majority of the proceeds from these sales to Limited Partners in 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves the solicitation of information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has sent out surveys to these vendors and received back a majority of these surveys. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, preliminary surveys indicate that the key vendors performing services for the Partnership are aware of the issues and are working on a solution to achieve compliance before the year 2000. The Partnership is in the process of developing a contingency plan in the event any of its key vendors are not Year 2000 compliant prior to the year 2000. As part of its contingency plan, the Partnership will identify replacement vendors in the event that current vendors are not substantially Year 2000 compliant by June 30, 1999. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements regarding income or losses as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

Item 8. Financial Statements and Financial Statement Supplementary Data
-----------------------------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1998         December 31, 1997
                      -----------------------  ---------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     -----------
Total assets           $1,413,764    $5,965,140  $1,828,319     $6,361,598
Partners' capital
  (deficit) accounts:
    General Partner       (54,412)      (54,412)    (42,000)       (57,544)
    Limited Partners    1,395,056     5,946,428   1,832,932      6,392,815
Net (loss) income:
    General Partner       (12,412)        3,132        None        (57,544)
    Limited Partners     (127,987)     (136,498)     22,677         73,188
    Per Limited Part-
      nership Interest      (3.42)(A)     (3.65)       0.61(A)        1.95

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

            TITLE                              OFFICERS

Chairman, President and Chief                Thomas E. Meador
   Executive Officer
Senior Vice President                        Alexander J. Darragh
Senior Managing Director, Chief              Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 51) joined Balcor in July 1979. He is Chairman,
President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of Grubb & Ellis Company, a publicly traded commercial real estate firm. Mr. Meador was elected to the Board of Grubb & Ellis Company in May 1998. Mr. Meador is also a director of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Alexander J. Darragh (age 44) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Jayne A. Kosik (age 41) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(e) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1998.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. The executive officers receive compensation from The Balcor Company but not from the Registrant for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for information relating to transactions with affiliates.

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

(b) Balcor Partners-XII and its officers and partners own as a group the following Limited Partnership Interests in the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership
           Interests           70 Interests      Less than 1%

Relatives of the officers and affiliates of the General Partner do not own any Limited Partnership Interests.

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 22 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(27) Financial Data Schedule of the Registrant for 1998 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1998.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PROPERTIES-XII


                         By: /s/ Jayne A. Kosik
                             --------------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal
                             Accounting and Financial Officer)
                             of Balcor Partners-XII, the
                             General Partner

Date: March 26, 1999
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   ------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XII,
                         the General Partner
/s/ Thomas E. Meador                                        March 26, 1999
--------------------                                        --------------
    Thomas E. Meador
                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer) of
                         Balcor Partners-XII, the General
                         Partner
/s/ Jayne A. Kosik                                          March 26, 1999
------------------                                          --------------
    Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Partners' Capital (Deficit), for the years ended December 31, 1998, 1997 and 1996

Statements of Income and Expenses, for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Equity Properties-XII:

In our opinion, the accompanying balance sheets and the related statements of partners' capital (deficit), of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Equity Properties-XII An Illinois Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1998, the Partnership no longer has an ownership interest in any real estate investment. Upon resolution of the litigation described in Note 11 to the financial statements, the Partnership intends to cease operations and dissolve.


PricewaterhouseCoopers LLP

Chicago, Illinois
March 17, 1999

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1998 and 1997

                                    ASSETS


                                                1998             1997
                                           ---------------  --------------
Cash and cash equivalents                  $    1,407,779   $   1,801,748
Accounts and accrued interest receivable            5,985          26,571
                                           ---------------  --------------
                                           $    1,413,764   $   1,828,319
                                           ===============  ==============


                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                           $       54,683   $      13,705
Due to affiliates                                  18,437          23,682
                                           ---------------  --------------
    Total liabilities                              73,120          37,387
                                           ---------------  --------------

Commitments and contingencies

Limited Partners' capital (37,447
  Interests issued and outstanding)             1,395,056       1,832,932
General Partner's deficit                         (54,412)        (42,000)
                                           ---------------  --------------
    Total partners' capital                     1,340,644       1,790,932
                                           ---------------  --------------
                                           $    1,413,764   $   1,828,319
                                           ===============  ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1998, 1997 and 1996


                                   Partners' Capital (Deficit) Accounts
                                ------------------------------------------
                                                  General       Limited
                                     Total        Partner     Partners (A)
                                -------------- ------------- -------------
Balance at December 31, 1995    $  (5,672,274) $   (600,773) $ (5,071,501)

Cash Distribution to Limited
  Partners (B)                       (561,705)                   (561,705)

Deemed distribution (C)              (514,243)                   (514,243)

Net income for the year
  ended December 31, 1996          26,597,761       558,773    26,038,988
                                -------------- ------------- -------------
Balance at December 31, 1996       19,849,539       (42,000)   19,891,539

Cash Distribution to Limited
  Partners (B)                    (18,081,284)                (18,081,284)

Net income for the year
  ended December 31, 1997              22,677          None        22,677
                                -------------- ------------- -------------
Balance at December 31, 1997        1,790,932       (42,000)    1,832,932

Cash Distribution to Limited
  Partners (B)                       (309,889)                   (309,889)

Net loss for the year
  ended December 31, 1998            (140,399)      (12,412)     (127,987)
                                -------------- ------------- -------------
Balance at December 31, 1998    $   1,340,644  $    (54,412) $  1,395,056
                                ============== ============= =============

(A) Includes a $70,000 investment by the General Partner.

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1998, 1997 and 1996
                                 (Continued)


(B)  Summary of distributions per Limited Partnership Interest:

                                         1998          1997          1996
                                -------------- ------------- -------------
First Quarter                   $        8.28  $     225.00          None
Second Quarter                           None        257.85          None
Third Quarter                            None          None          None
Fourth Quarter                           None          None  $      15.00


(C) This amount represents a state withholding tax paid on behalf of the Limited Partners relating to the gain on the sale of the DeFoors Creek Apartments.

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)


                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996


                                     1998          1997          1996
                                -------------- ------------- -------------
Income:
  Rental and service                                         $  8,060,332
  Interest on short-term
    investments                 $      78,405  $    267,421       218,510
  Other income                                       48,684
                                -------------- ------------- -------------
    Total income                       78,405       316,105     8,278,842
                                -------------- ------------- -------------

Expenses:
  Interest on mortgage
    notes payable                                               2,424,115
  Interest on short-term
    loan - affiliate                                               21,152
  Depreciation                                                  1,056,973
  Amortization of deferred
    expenses                                                       51,073
  Property operating                                 77,742     3,397,145
  Real estate taxes                    53,417        42,742       651,962
  Property management fees                                        402,252
  Administrative                      165,387       172,944       383,784
                                -------------- ------------- -------------
    Total expenses                    218,804       293,428     8,388,456
                                -------------- ------------- -------------
(Loss) income before gain
  on sale of properties and
  extraordinary item                 (140,399)       22,677      (109,614)
Gain on sale of properties                                     27,809,874
                                --------------  ------------ -------------
(Loss) income before
  extraordinary item                 (140,399)       22,677    27,700,260

Extraordinary item:
  Debt extinguishment expense                                  (1,102,499)
                                -------------- ------------- -------------
Net (loss) income               $    (140,399) $     22,677  $ 26,597,761
                                ============== ============= =============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                     1998          1997          1996
                                -------------- ------------- -------------
(Loss) income before
  extraordinary item allocated
  to General Partner            $     (12,412)         None  $    569,798
                                ============== ============= =============
(Loss) income before
  extraordinary item allocated
  to Limited Partners           $    (127,987) $     22,677  $ 27,130,462
                                ============== ============= =============
(Loss) income before
  extraordinary item per
  Limited Partnership Interest
  (37,447 issued and outstanding)
  - Basic and Diluted           $       (3.42) $       0.61  $     724.51
                                ============== ============= =============
Extraordinary item allocated
  to General Partner                     None          None  $    (11,025)
                                ============== ============= =============
Extraordinary item allocated
  to Limited Partners                    None          None  $ (1,091,474)
                                ============== ============= =============
Extraordinary item per
  Limited Partnership Interest
  (37,447 issued and outstanding)
  - Basic and Diluted                    None          None  $     (29.15)
                                ============== ============= =============
Net (loss) income allocated to
  General Partner               $     (12,412)         None  $    558,773
                                ============== ============= =============
Net (loss) income allocated to
  Limited Partners              $    (127,987) $     22,677  $ 26,038,988
                                ============== ============= =============
Net (loss) income per Limited
  Partnership Interest (37,447
  issued and outstanding)
  - Basic and Diluted           $       (3.42) $       0.61  $     695.36
                                ============== ============= =============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996


                                     1998          1997          1996
                                -------------- ------------- -------------
Operating activities:
  Net (loss) income             $    (140,399) $     22,677  $ 26,597,761
  Adjustments to reconcile
    net (loss) income to
    net cash (used in) or
    provided by operating
    activities:
      Gain on sale of properties                              (27,809,874)
      Debt extinguishment
       expense                                                    380,085
      Depreciation of properties                                1,056,973
      Amortization of deferred
        expenses                                                   51,073
      Net change in:
        Escrow deposits                                           598,803
        Accounts and accrued
          interest receivable          20,586       288,617      (227,219)
        Prepaid expenses                                           95,080
        Accounts payable               40,978      (201,114)       86,991
        Due to affiliates              (5,245)      (51,244)       53,520
        Accrued liabilities                                      (516,588)
        Security deposits                                        (157,920)
                                -------------- ------------- -------------
  Net cash (used in) or provided
    by operating activities           (84,080)       58,936       208,685
                                -------------- ------------- -------------
Investing activities:
  Proceeds from sale of
    properties                                                 51,585,000
  Payment of selling costs                                     (1,278,874)
                                                             -------------
  Net cash provided by
    investing activities                                       50,306,126
                                                             -------------

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                     1998          1997          1996
                                -------------- ------------- -------------
Financing activities:
  Distributions to Limited
    Partners                         (309,889)  (18,081,284)     (561,705)
  Deemed distribution                                            (514,243)
  Repayment of loan payable
   - affiliate                                                   (705,724)
  Repayment of mortgage notes
    payable                                                   (29,715,227)
  Proceeds from the release of
    capital improvement escrows                                 1,027,821
  Principal payments on
    mortgage notes payable                                       (367,689)
                                -------------- ------------- -------------
  Net cash used in financing
    activities                       (309,889)  (18,081,284)  (30,836,767)
                                -------------- ------------- -------------
Net change in cash and cash
  equivalents                        (393,969)  (18,022,348)   19,678,044
Cash and cash equivalents at
  beginning of year                 1,801,748    19,824,096       146,052
                                -------------- ------------- -------------
Cash and cash equivalents at
  end of year                   $   1,407,779  $  1,801,748  $ 19,824,096
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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in December 1996. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and the final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including but not limited to, the lawsuits discussed in Note 11 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and the reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(b) Depreciation expense was computed using straight-line and accelerated methods. Rates used in the determination of depreciation were based upon the following estimated useful lives:

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

(c) The Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. The General Partner determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of loan modification and refinancing fees which were amortized over the terms of the respective agreements. Upon sale, any remaining balance was recognized as debt extinguishment expense and classified as an extraordinary item.

(e) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

(f) For financial statement purposes, prior to 1996, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

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

(i) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year-ended December 31, 1997 and has been applied to the prior earnings period presented in the financial statements. The Partnership has no dilutive securities.

(k) Certain reclassifications of prior years information were made to conform to the 1998 presentation.

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

The Partnership Agreement provides that the General Partner will be allocated 1% of all profits and losses and the Limited Partners will be allocated 99% of the profits and losses. For financial statement purposes, prior to 1996, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

One hundred percent of Net Cash Receipts available for distribution was distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. Under certain circumstances, the General Partner would have participated in the Net Cash Proceeds from the sale or refinancing of Partnership properties. The General Partner's participation was limited to 20% of excess Net Cash Proceeds and was subordinated to the return of Original Capital plus certain levels of return to the holders of Interests, as defined in the Partnership Agreement. Since the required subordination levels were not met, the General Partner has not received any distributions of Net Cash Receipts or Net Cash Proceeds during the lifetime of the Partnership.

5. Mortgage Notes Payable:

During the year ended December 31, 1996, the Partnership incurred interest expense on mortgage notes payable of $2,424,115 and paid interest of $2,436,502, respectively.

6. Management Agreements:

The Partnership's properties were managed by a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1998 in the financial statements is $7,033 higher than the tax loss of the Partnership for the same period.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended        Year Ended        Year Ended
                            12/31/98          12/31/97           12/31/96
                          --------------   ----------------   --------------
                           Paid  Payable    Paid   Payable     Paid  Payable
                          ------ -------   ------  -------    ------ -------
Reimbursement of
  expenses to the
  General Partner, at
  cost:
    Accounting             $4,128  $2,979   $17,030   $5,166   12,544 $12,965
    Data processing         2,119     872     1,951     None    3,051    None
    Legal                   3,313   2,401    10,472    3,009   11,000  11,120
    Portfolio management   16,423  12,185    42,839   13,824   40,275  40,152
    Property sales admin-
      istration             1,683    None     9,006    1,683   13,294  10,689

During 1996, the Partnership fully repaid the General Partner loan which had a balance of $705,724 including accrued interest payable of $2,887 at December 31, 1995, with proceeds from the sale of the Brierwood Apartments. The Partnership incurred interest expense on the loan of $21,152 and paid interest expense of $24,039 in 1996. Interest expense on the General Partner loan was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. The interest rate was 5.931% at the date of the loan repayment.

Prior to May 1995, the Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policy for its properties. The program was administered by an affiliate of the General Partner (The Balcor Company) who received no fee for administering the program. However, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program relating to claims for periods prior to May 1, 1995 of $11,099 in 1996.

9.  Property Sales:

(a) In December 1996, the Partnership sold the DeFoors Creek Apartments in an all cash sale for $19,850,000. The purchaser received a credit of $65,000 against the sale price relating to the property's vacancy factor. From the proceeds of the sale, the Partnership paid $8,745,015 to the third party mortgage holder in full satisfaction of the first and second mortgage loans and paid $377,225 in selling costs and $428,589 in prepayment penalties. In addition, the Partnership paid a state withholding tax of $514,243 on behalf of the Limited Partners relating to the gain on the sale of the property which was recorded as a deemed distribution for financial statement purposes. The basis of the property was $6,046,918, which is net of accumulated depreciation of $5,683,021. For financial statement purposes, the Partnership recognized a gain of $13,360,857 from the sale of this property.

(b) In November 1996, the Partnership sold the Sandridge - Phase I Apartments in an all cash sale for $8,250,000. From the proceeds of the sale, the Partnership paid $5,829,712 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $232,575 in selling costs and $141,832 in prepayment penalties. The basis of the property was $4,280,023, which is net of accumulated depreciation of $3,769,504. For financial statement purposes, the Partnership recognized a gain of $3,737,402 from the sale of this property.

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

(d) In September 1996, the Partnership sold the Somerset Village Apartments in an all cash sale for $11,100,000. From the proceeds of the sale, the Partnership paid $6,321,474 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $304,215 in selling costs. The basis of the property was $5,543,350, which is net of accumulated depreciation of $5,165,140. For financial statement purposes, the Partnership recognized a gain of $5,252,435 from the sale of this property.

(e) In August 1996, the Partnership sold the Brierwood Apartments in an all cash sale for $5,250,000. From the proceeds of the sale, the Partnership paid $3,749,391 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $80,625 in selling costs. The basis of the property was $2,279,282, which is net of accumulated depreciation of $2,738,335. For financial statement purposes, the Partnership recognized a gain of $2,890,093 from the sale of this property.

10. Extraordinary Item:

In connection with the 1996 property sales, the Partnership paid $722,414 of prepayment penalties and wrote off the remaining unamortized deferred expenses in the amount of $380,085. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense. See Note 9 of Notes to Financial Statements for additional information.

11. Contingencies:

The Partnership is currently involved in a lawsuit, Masri vs. Lehman
Brothers, Inc., et al., whereby the Partnership and certain affiliates have been named as defendants alleging claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not been certified in this action. No determinations upon any significant issues have been made. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership. The Partnership believes it has meritorious defenses to contest this claim.