Form 10-Q
period 1999-03-31
BALCOR EQUITY PROPERTIES XII
filed 1999-05-10
CIK 701785

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                1999            1998
                                           --------------- ---------------
Cash and cash equivalents                  $    1,387,863  $    1,407,779
Prepaid expenses                                    1,896
Accrued interest receivable                         5,578           5,985
                                           --------------- ---------------
                                           $    1,395,337  $    1,413,764
                                           =============== ===============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $       43,385  $       54,683
Due to affiliates                                  20,960          18,437
                                           --------------- ---------------
    Total liabilities                              64,345          73,120
                                           --------------- ---------------

Commitments and contingencies

Limited Partners' capital (37,447
  Interests issued and outstanding)             1,385,404       1,395,056
General Partner's deficit                         (54,412)        (54,412)
                                           --------------- ---------------
    Total partners' capital                     1,330,992       1,340,644
                                           --------------- ---------------
                                           $    1,395,337  $    1,413,764
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)


                                                 1999            1998
                                           --------------- ---------------
Income:
  Interest on short-term investments       $       16,592  $       20,515
                                           --------------- ---------------
    Total income                                   16,592          20,515
                                           --------------- ---------------

Expenses:
  Administrative                                   26,244          55,127
                                           --------------- ---------------
    Total expenses                                 26,244          55,127
                                           --------------- ---------------
Net loss                                   $       (9,652) $      (34,612)
                                           =============== ===============
Net loss allocated to General Partner                None  $      (12,412)
                                           =============== ===============
Net loss allocated to Limited
  Partners                                 $       (9,652) $      (22,200)
                                           =============== ===============
Net loss per Limited Partnership
  Interest (37,447 issued and
  outstanding) - Basic and Diluted         $        (0.26) $        (0.59)
                                           =============== ===============
Distribution to Limited Partners                     None  $      309,889
                                           =============== ===============
Distribution per Limited Partnership
  Interest                                           None  $         8.28
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)


                                                1999            1998
                                           --------------- ---------------
Operating activities:
  Net loss                                 $       (9,652) $      (34,612)
  Adjustments to reconcile net loss
    to net cash (used in) or
    provided by operating activities:
    Net change in:
      Accounts and accrued interest
        receivable                                    407          19,582
      Prepaid expenses                             (1,896)         (1,372)
      Accounts payable                            (11,298)         13,038
      Due to affiliates                             2,523           3,780
                                           --------------- ---------------
  Net cash (used in) or provided by
    operating activities                          (19,916)            416
                                           --------------- ---------------
Financing activity:
  Distribution to Limited Partners                               (309,889)
                                                           ---------------
  Cash used in financing activity                                (309,889)
                                                           ---------------
Net change in cash and cash
  equivalents                                     (19,916)       (309,473)
Cash and cash equivalents at
  beginning of year                             1,407,779       1,801,748
                                           --------------- ---------------
Cash and cash equivalents at end of
  period                                   $    1,387,863  $    1,492,275
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in December 1996. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and the final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including but not limited to, the lawsuit discussed in Note 4 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and the reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1999 were:

                                        Paid        Payable
                                      ---------    ---------
   Reimbursement of expenses to
     the General Partner, at cost      $9,410       $20,960

4. Contingencies:

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

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties-XII (the "Partnership") was formed in 1981 to invest in and operate income-producing real property. The Partnership raised $37,447,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire seven real property investments and a minority joint venture interest in one additional real property. As of March 31, 1999, the Partnership has no properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1998 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1999 and 1998 consisted of administrative expenses which were partially offset by interest income earned on short-term investments. Primarily as a result of lower administrative expenses in 1999, the Partnership's net loss decreased during 1999 as compared to 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Discussions of fluctuations between 1999 and 1998 refer to quarters ended March 31, 1999 and 1998.

As a result of lower interest rates in 1999 and lower average cash balances due primarily to a distribution to Limited Partners in January 1998, interest income on short-term investments decreased in 1999 as compared to 1998.

Primarily due to a decrease in accounting and legal fees, administrative expenses decreased during 1999 as compared to 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $20,000 as of March 31, 1999 as compared to December 31, 1998 primarily due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in December 1996. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and the reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1999 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended March 31, 1999.

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



                              By: /s/Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Senior Managing Director and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Partners - XII, the
                                  General Partner


Date:  May 10, 1999
       ------------