Form 10-K
period 1999-12-31
BALCOR EQUITY PROPERTIES XII
filed 2000-03-29
CIK 701785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1999
                          -----------------
                                      OR

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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all its interests in real estate. The Registrant sold its final real estate investment in December 1996. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as to establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the Masri lawsuit discussed in "Item
3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and the reserves will be held by the Registrant until the conclusion of such contingencies. There can be no assurances as to the time frame for the conclusion of all contingencies.

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

Item 2. Properties
------------------

As of December 31, 1999, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

See Notes to Financial Statements for other information regarding former real estate property investments.

Item 3. Legal Proceedings
-------------------------

Raymond Masri vs. Lehman Brothers, Inc., et al.
-----------------------------------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Partnership, twelve additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc., (together with the Partnership, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs. No activity occurred on this matter during 1999.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims.

Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et
-----------------------------------------------------------------------------
al.
---
Sandra Dee vs. The Balcor Company, et al.
-----------------------------------------

On May 7, 1999, a proposed class action complaint was filed and on May 13, 1999 was served on the defendants, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 08972). The General Partner of the Partnership, the general partners of twenty-one additional limited partnerships which were sponsored by The Balcor Company, The Balcor Company and one individual are named as defendants in this action. The Partnership and the twenty-one additional limited partnerships are referred to herein as the "Affiliated Partnerships". Plaintiffs are entities that initiated tender offers to purchase units and, in fact, purchased units in eleven of the Affiliated Partnerships.

On June 1, 1999, a proposed class action complaint was filed and on August 16, 1999 was served on the defendants, Sandra Dee vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 08123). This complaint is identical in all material respects to the Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company et al. complaint filed in May 1999. The defendants filed on September 15, 1999 a motion to consolidate the Dee case with the Madison Partnership case. On September 20, 1999, the motion was granted and this case was consolidated with the Madison Partnership case.

The complaints allege breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaints seek the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaints also seek compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation.

The defendants filed motions to dismiss the complaints on July 14, 1999 and on September 15, 1999. On January 19, 2000 a hearing on the motions was held and the class allegations in the complaints were struck regarding the Partnership and ten of the Affiliated Partnerships in which plaintiffs do not own interests. In all other respects, the motions to dismiss were denied. While the court directed the plaintiffs to file an amended complaint by February 18, 2000, as of this date they have yet to do so.

The defendants intend to vigorously contest this action. No class has been certified as of this date.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1999.

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

As of December 31, 1999, the number of record holders of Limited Partnership Interests of the Registrant was 3,205.

Item 6. Selected Financial Data
-------------------------------

                                        Year ended December 31,
                     ----------------------------------------------------------
                       1999      1998      1997        1996        1995
                     --------- --------- ----------  ----------  ------------
Total income          $94,261   $78,405   $316,105  $ 8,278,842  $ 9,271,354
(Loss) income before
  gain on sales of
  properties and
  extraordinary
  items                (7,093) (140,399)    22,677    (109,614)    (547,006)
Net (loss) income      (7,093) (140,399)    22,677  26,597,761     (547,006)
Net (loss) income
  per Limited Part-
  nership Interest -
  Basic and Diluted      (.19)    (3.42)       .61     695.36        (14.46)
Total assets        1,400,738 1,413,764  1,828,319 20,139,284    25,940,108
Mortgage notes
  payable                None      None       None       None    30,082,916
Distributions per
  Limited Partner-
  ship Interest (A)      None      8.28     482.85      15.00          None

(A) These amounts represent distributions of original capital.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

The operations of Balcor Equity Properties - XII (the "Partnership") in 1999, 1998 and 1997 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. During 1999, the Partnership received a partial real estate tax refund relating to the

DeFoors Creek Apartments and during 1998, the Partnership paid real estate taxes related to the property. As a result of these events and lower administrative expenses during 1999, the Partnership's net loss decreased during 1999 as compared to 1998. During 1997, the Partnership also received partial refunds of prior years' insurance premiums and refunds of real estate taxes relating to DeFoors Creek Apartments and paid operating expenses related to properties sold in 1996. As a result, the Partnership recognized net income during 1997 as compared to a net loss during 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

As a result of lower interest rates in 1999 and higher average cash balances prior to a distribution to Limited Partners in January 1998, interest income on short-term investments decreased during 1999 as compared to 1998.

During 1999, the Partnership received a partial refund of real estate taxes paid during 1998 on the DeFoors Creek Apartments. This amount has been recognized as other income for financial statement purposes.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $14,000 as of December 31, 1999 as compared to December 31, 1998 primarily due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments and the receipt of a partial real estate tax refund related to the DeFoors Creek Apartments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all its interests in real estate. The Partnership sold its final real estate investment in December 1996. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the Masri lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and the reserves will be held by the Partnership until the conclusion of such contingencies. There can be no assurances as to the time frame for the conclusion of all contingencies.

The Partnership made distributions from Net Cash Proceeds totaling $8.28 and $482.85 per Interest in 1998 and 1997, respectively. The Partnership made no distributions in 1999. See Statements of Partners' Capital (Deficit) for additional information.

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

The Partnership believes that its key vendors were Year 2000 compliant with respect to the Partnership's operations as of December 31, 1999 and that there was no material effect on the business, financial position or results of operations of the Partnership related to Year 2000 issues.

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

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                              December 31, 1999       December 31, 1998
                           ----------------------- -------------------------
                           Financial       Tax     Financial        Tax
                           Statements    Returns   Statements     Returns
                           ----------   ---------  ----------    ----------
Total assets               $1,400,738  $5,951,220  $1,413,764    $5,965,140
Partners' capital
  (deficit) accounts:
    General Partner           (54,412)    (54,412)    (54,412)      (54,412)
    Limited Partners        1,387,963   5,938,441   1,395,056     5,946,428
Net (loss) income
    General Partner              None        None     (12,412)        3,132
    Limited Partners           (7,093)     (7,987)   (127,987)     (136,498)
    Per Limited Part-
      nership Interest           (.19)(A)    (.21)      (3.42)(A)     (3.65)

(A) Amount represents basic and diluted net loss per Limited Partnership
Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:


            TITLE                               OFFICERS

Chairman, President and Chief                Thomas E. Meador
   Executive Officer
Senior Managing Director, Chief              Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 52) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Jayne A. Kosik (age 42) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(e) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1999 except that Mr. Meador is named, in his capacity as an officer of Balcor, as a defendant in the Madison/Dee lawsuit described in "Item
3. Legal Proceedings".

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. The executive officers receive compensation from The Balcor Company but not from the Registrant for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 6 of Notes to Financial Statements for information relating to transactions with affiliates.

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

(b) Balcor Partners-XII and its officers and partners own as a group the following Limited Partnership Interests in the Registrant:

                              Amount
                           Beneficially
     Title of Class           Owned          Percent of Class
     --------------       ---------------    ----------------
     Limited Partnership
       Interests           70 Interests        Less than 1%

Relatives of the officers and affiliates of the General Partner do not own any Limited Partnership Interests.

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 28 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 6 of Notes to Financial Statements for additional information relating to transactions with affiliates.

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

(27) Financial Data Schedule of the Registrant for 1999 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1999.

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

Date: March 28, 2000
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                      Title                Date
     ----------------------   ----------------------------  ------------

                              President and Chief Executive
                              Officer (Principal Executive
                              Officer) of Balcor Partners-XII,
                              the General Partner
/s/Thomas E. Meador                                         March 28, 2000
-------------------                                         --------------
Thomas E. Meador
                              Senior Managing Director and Chief
                              Financial Officer (Principal
                              Accounting and Financial Officer) of
                              Balcor Partners-XII, the General
                              Partner
/s/Jayne A. Kosik                                            March 28, 2000
-----------------                                            --------------
Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1999 and 1998

Statements of Partners' Capital (Deficit), for the years ended December 31, 1999, 1998 and 1997

Statements of Income and Expenses, for the years ended December 31, 1999, 1998 and 1997

Statements of Cash Flows, for the years ended December 31, 1999, 1998 and 1997

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Equity Properties-XII:

In our opinion, the accompanying balance sheets and the related statements of partners' capital (deficit), of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Equity Properties-XII An Illinois Limited Partnership (the "Partnership") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all its interests in real estate. The Partnership no longer has an ownership interest in any real estate investment. As described in Note 8, the Partnership has contingencies related to litigation. Upon resolution of the litigation contingency matters, the Partnership intends to cease operations and dissolve.


PricewaterhouseCoopers LLP

Chicago, Illinois
March 28 , 2000

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1999 and 1998


                                    ASSETS


                                              1999             1998
                                         --------------- -----------------
Cash and cash equivalents                $    1,393,754   $    1,407,779
Accounts and accrued interest receivable          6,984            5,985
                                         --------------- -----------------
                                         $    1,400,738   $    1,413,764
                                         =============== =================


                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                         $       38,155   $       54,683
Due to affiliates                                29,032           18,437
                                         --------------- -----------------
    Total liabilities                            67,187           73,120
                                         --------------- -----------------

Commitments and contingencies

Limited Partners' capital (37,447
  Interests issued and outstanding)           1,387,963        1,395,056
General Partner's deficit                       (54,412)         (54,412)
                                         ---------------- ----------------
    Total partners' capital                   1,333,551        1,340,644
                                         ---------------- ----------------
                                         $    1,400,738   $    1,413,764
                                         ================ ================

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)


                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1999, 1998 and 1997



                                  Partners' Capital (Deficit) Accounts
                              --------------------------------------------
                                                 General        Limited
                                   Total         Partner      Partners (A)
                              -------------- -------------- --------------

Balance at December 31, 1996  $  19,849,539  $     (42,000) $  19,891,539

Cash Distribution to Limited
  Partners (B)                  (18,081,284)                  (18,081,284)

Net income for the year
  ended December 31, 1997            22,677            None        22,677
                              -------------- -------------- --------------
Balance at December 31, 1997      1,790,932        (42,000)     1,832,932

Cash Distribution to Limited
  Partners (B)                     (309,889)                     (309,889)

Net loss for the year
  ended December 31, 1998          (140,399)       (12,412)      (127,987)
                              -------------- -------------- --------------
Balance at December 31, 1998      1,340,644        (54,412)     1,395,056

Net loss for the year
  ended December 31, 1999            (7,093)           None        (7,093)
                              -------------- -------------- --------------
Balance at December 31, 1999  $   1,333,551  $     (54,412) $   1,387,963
                              ============== ============== ==============

(A) Includes a $70,000 investment by the General Partner.

(B)  Summary of distributions per Limited Partnership Interest:

                                    1999           1998           1997
                              -------------- -------------- --------------
First Quarter                          None   $       8.28   $     225.00
Second Quarter                         None           None         257.85
Third Quarter                          None           None           None
Fourth Quarter                         None           None           None

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)


                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1999, 1998 and 1997


                                    1999           1998           1997
                              -------------- -------------- ----------------
Income:
  Interest on short-term
    investments               $      68,220  $      78,405  $     267,421
  Other                              26,041                        48,684
                              -------------- -------------- ----------------
    Total income                     94,261         78,405        316,105
                              -------------- -------------- ----------------
Expenses:
  Property operating                                               77,742
  Real estate taxes                                 53,417         42,742
  Administrative                    101,354        165,387        172,944
                              -------------- -------------- ----------------
    Total expenses                  101,354        218,804        293,428
                              -------------- -------------- ----------------
Net (loss) income             $      (7,093) $    (140,399) $      22,677
                              ============== ============== ================
Net (loss) income allocated
  to General Partner                    None $     (12,412)           None
                              ============== ============== ================
Net (loss) income allocated
  to Limited Partners         $      (7,093) $    (127,987) $      22,677
                              ============== ============== ================
Net (loss) income per Limited
  Partnership Interest (37,447
  issued and outstanding)
  - Basic and Diluted         $       (0.19) $       (3.42) $        0.61
                              ============== ============== ================

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)


                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1999, 1998 and 1997

                                    1999           1998           1997
                              -------------- -------------- --------------
Operating activities:
  Net (loss) income           $      (7,093) $    (140,399)  $     22,677
  Adjustments to reconcile
    net (loss) income to
    net cash (used in) or
    provided by operating
    activities:
      Net change in:
        Accounts and accrued
          interest receivable          (999)        20,586        288,617
        Accounts payable            (16,528)        40,978       (201,114)
        Due to affiliates            10,595         (5,245)       (51,244)
                              -------------- --------------- ---------------
  Net cash (used in) or
    provided by operating
    activities                      (14,025)       (84,080)        58,936
                              -------------- --------------- ---------------

Financing activities:
  Distributions to Limited
    Partners                                      (309,889)   (18,081,284)
                                             --------------- --------------
  Net cash used in financing
    activities                                    (309,889)   (18,081,284)
                                             --------------- --------------
Net change in cash and cash
  equivalents                       (14,025)      (393,969)   (18,022,348)
Cash and cash equivalents at
  beginning of year               1,407,779      1,801,748     19,824,096
                              -------------- --------------- ---------------
Cash and cash equivalents at
  end of year                 $   1,393,754  $   1,407,779   $  1,801,748
                              ============== =============== ===============

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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all its interests in real estate. The Partnership sold its final real estate investment in December 1996. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and the final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including but not limited to, the Masri lawsuit discussed in Note 8 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and the reserves will be held by the Partnership until the conclusion of such contingencies. There can be no assurances as to the time frame for the conclusion of all contingencies.

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

(b) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

(c) In order for the capital account balances to appropriately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

(d) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(e) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership loss or income in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(f) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(g) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year-ended December 31, 1997. The Partnership has no dilutive securities.

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

The Partnership Agreement provides that the General Partner will be allocated 1% of all profits and losses and the Limited Partners will be allocated 99% of the profits and losses. In order for the capital account balances to appropriately reflect the partners' remaining economic interests in the Partnership, the (loss) income allocations have been adjusted.

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

5. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1999 in the financial statements is $894 lower than the tax loss of the Partnership for the same period.

6. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                              Year Ended      Year Ended     Year Ended
                               12/31/99        12/31/98       12/31/97
                            --------------  --------------- --------------
                             Paid  Payable   Paid  Payable   Paid  Payable
                            ------ -------  -----  -------- ------ -------
Reimbursement of
  expenses to the
General Partner, at
  cost:
    Accounting              $7,726  $8,197  $4,128  $2,979 $17,030  $5,166
    Data processing          4,798   4,502   2,119     872   1,951    None
    Legal                    3,191   3,513   3,313   2,401  10,472   3,009
    Portfolio management    11,690  12,820  16,423  12,185  42,839  13,824
    Property sales admin-
       istration              None    None   1,683    None   9,006   1,683

Subject to the provisions of the partnership agreement, the Partnership has agreed to advance the legal fees incurred by the General Partner in defending the Madison Partnership lawsuit discussed in Note 8 of Notes to Financial Statements.

7. Other Income:

(a) During 1999, the Partnership received a partial refund of real estate taxes paid during 1998 on the DeFoors Creek Apartments. This amount has been recognized as other income for financial statement purposes.

(b) During 1997, the Partnership recognized other income primarily in connection with refunds of prior years' insurance premiums and real estate taxes relating to the Partnership's sold properties.

8. Contingencies:

(a) The Partnership is currently involved in a lawsuit, Masri vs. Lehman Brothers, Inc., et al., whereby the Partnership and certain affiliates have been named as defendants alleging claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not been certified in this action. No determinations upon any significant issues have been made. The Partnership believes it has meritorious defenses to contest this claim. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

(b) In May 1999, a lawsuit was filed, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. whereby the General Partner and certain affiliates have been named as defendants. The plaintiffs are entities that initiated tender offers to purchase and, in fact, purchased units in eleven affiliated partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreement and seeks the winding up of the affairs of the Partnership, the establishment of a liquidating trust, the appointment of an independent trustee for the trust and the distribution of a portion of the cash reserves to limited partners. On June 1, 1999 a second lawsuit was filed and was served on August 16, 1999, Sandra Dee vs. The Balcor Company, et al. The Dee complaint is virtually identical to the Madison Partnership complaint and on September 20, 1999 was consolidated into the Madison Partnership case. On January 19, 2000, a hearing was held on the defendants' motion to dismiss; the motion to dismiss was denied as to the Partnership. The defendants intend to vigorously contest these actions. It is not determinable at this time how the outcome of these actions will impact the remaining cash reserves of the Partnership.