Form 10-Q
period 2000-06-30
BALCOR EQUITY PROPERTIES XII
filed 2000-08-11
CIK 701785

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000
                               -------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 2000 and December 31, 1999
                                  (Unaudited)

                                    ASSETS

                                            2000                 1999
                                         -----------         -----------
Cash and cash equivalents                $1,344,611          $1,393,754
Accounts and accrued interest receivable      6,898               6,984
                                         -----------         -----------
                                         $1,351,509          $1,400,738
                                         ===========         ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $   31,220          $   38,155
Due to affiliates                             7,677              29,032
                                         -----------         -----------
    Total liabilities                        38,897              67,187
                                         -----------         -----------
Commitments and contingencies

Limited Partners' capital (37,447
  Interests issued and outstanding)       1,367,024           1,387,963
General Partner's deficit                   (54,412)            (54,412)
                                         -----------         -----------
    Total partners' capital               1,312,612           1,333,551
                                         -----------         -----------
                                         $1,351,509          $1,400,738
                                         ===========         ===========

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 2000 and 1999
                                  (Unaudited)


                                                      2000           1999
                                                   -----------    -----------
Income:
  Interest on short-term investments               $   39,719     $   32,681
  Other income                                                        26,041
                                                   -----------    -----------
    Total income                                       39,719         58,722
                                                   -----------    -----------
Expenses:
  Administrative                                       60,658         50,536
                                                   -----------    -----------
    Total expenses                                     60,658         50,536
                                                   -----------    -----------
Net (loss) income                                  $  (20,939)    $    8,186
                                                   ===========    ===========
Net (loss) income allocated to
  General Partner                                        None           None
                                                   ===========    ===========
Net (loss) income allocated to
  Limited Partners                                 $  (20,939)    $    8,186
                                                   ===========    ===========
Net (loss) income per Limited Partnership
  Interest (37,447 issued and oustanding) -
  Basic and Diluted                                $    (0.56)    $     0.22
                                                   ===========    ===========

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 2000 and 1999
                                  (Unaudited)


                                                      2000           1999
                                                   -----------    -----------
Income:
  Interest on short-term investments               $   20,698     $   16,089
  Other income                                                        26,041
                                                   -----------    -----------
    Total income                                       20,698         42,130
                                                   -----------    -----------
Expenses:
  Administrative                                       32,707         24,292
                                                   -----------    -----------
    Total expenses                                     32,707         24,292
                                                   -----------    -----------
Net (loss) income                                  $  (12,009)    $   17,838
                                                   ===========    ===========
Net (loss) income allocated to
  General Partner                                        None           None
                                                   ===========    ===========
Net (loss) income allocated to
  Limited Partners                                 $  (12,009)    $   17,838
                                                   ===========    ===========
Net (loss) income per Limited Partnership
  Interest (37,447 issued and oustanding) -
  Basic and Diluted                                $    (0.32)    $     0.48
                                                   ===========    ===========

The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PROPERTIES - XII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 2000 and 1999
                                  (Unaudited)


                                                       2000           1999
                                                    -----------    -----------
Operating activities:
  Net (loss) income                                 $  (20,939)    $    8,186
  Adjustments to reconcile net (loss) income
    to net cash used in operating activities:
      Net change in:
        Accounts and accrued interest
          receivable                                        86            691
        Accounts payable                                (6,935)       (20,148)
        Due to affiliates                              (21,355)          (612)
                                                    -----------    -----------
  Net cash used in operating activities                (49,143)       (11,883)
                                                    -----------    -----------
Net change in cash and cash equivalents                (49,143)       (11,883)

Cash and cash equivalents at beginning
  of year                                            1,393,754      1,407,779
                                                    -----------    -----------
Cash and cash equivalents at end of period          $1,344,611     $1,395,896
                                                    ===========    ===========

The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 2000, and all such adjustments are of a normal and recurring nature.

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

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 2000 are:

                                              Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   --------- ----------

   Reimbursement of expenses to
     the General Partner, at cost    $ 36,563       $ 10,359   $ 7,677

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

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties-XII (the "Partnership") was formed in 1981 to invest in and operate income-producing real property. The Partnership raised $37,447,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire seven real property investments and a minority joint venture interest in one additional real property. The Partnership sold its final real estate investment in December 1996.

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

Operations
----------

2000 Compared to 1999
---------------------

The operations of the Partnership in 2000 and 1999 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. During the quarter ended June 30, 1999, the Partnership received a partial real estate tax refund relating to the DeFoors Creek Apartments. As a result of this refund, the Partnership recognized net income during the six months and quarter ended June 30, 1999 as compared to a net loss during the same periods in 2000.

As a result of higher interest rates, interest income on short-term investments increased during the six months and quarter ended June 30, 2000 as compared to the same periods in 1999.

As described above, during the quarter ended June 30, 1999, the Partnership received a partial refund of a prior year's real estate taxes on the DeFoors Creek Apartments. This amount has been recognized as other income for financial statement purposes.

Primarily due to an increase in accrued legal fees and printing costs, administrative expenses increased during the six months and quarter ended June 30, 2000 as compared to the same periods in 1999.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $49,000 as of June 30, 2000 as compared to December 31, 1999 primarily due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

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

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 2000 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              BALCOR EQUITY PROPERTIES-XII



                              By:  /s/Thomas E. Meador
                                  --------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Partners - XII, the General Partner


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



Date:  August 11, 2000
       -----------------