Form 10-Q
period 2000-09-30
BALCOR EQUITY PROPERTIES XII
filed 2000-11-13
CIK 701785

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000
                               ------------------

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

                     BALCOR EQUITY PROPERTIES - XII

                   (An Illinois Limited Partnership)

                             BALANCE SHEETS

                September 30, 2000 and December 31, 1999
                              (Unaudited)


                                 ASSETS

                                                 2000           1999
                                              -----------   -----------
Cash and cash equivalents                     $1,340,491    $1,393,754
Accounts and accrued interest receivable           7,255         6,984
                                              -----------   -----------
                                              $1,347,746    $1,400,738
                                              ===========   ===========

                   LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $   31,611    $   38,155
Due to affiliates                                  7,194        29,032
                                              -----------   -----------
    Total liabilities                             38,805        67,187
                                              -----------   -----------
Commitments and contingencies

Limited Partners' capital (37,447
  Interests issued and outstanding)            1,363,353     1,387,963
General Partner's deficit                        (54,412)      (54,412)
                                              -----------   -----------
    Total partners' capital                    1,308,941     1,333,551
                                              -----------   -----------
                                              $1,347,746    $1,400,738
                                              ===========   ===========

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES - XII

                   (An Illinois Limited Partnership)

                   STATEMENTS OF INCOME AND EXPENSES
         for the nine months ended September 30, 2000 and 1999

                              (Unaudited)

                                                2000           1999
                                            -----------    -----------
Income:
  Interest on short-term investments        $   61,640     $   49,920
  Other income                                                 26,041
                                            -----------    -----------
    Total income                                61,640         75,961
                                            -----------    -----------
Expenses:
  Administrative                                86,250         73,416
                                            -----------    -----------
    Total expenses                              86,250         73,416
                                            -----------    -----------
Net (loss) income                           $  (24,610)    $    2,545
                                            ===========    ===========
Net (loss) income allocated to
  General Partner                                  None           None
                                            ===========    ===========
Net (loss) income allocated to
  Limited Partners                          $  (24,610)    $    2,545
                                            ===========    ===========
Net (loss) income per Limited Partnership
  Interest (37,447 issued and oustanding) -
  Basic and Diluted                         $    (0.66)    $     0.07
                                            ===========    ===========

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES - XII

                   (An Illinois Limited Partnership)

                   STATEMENTS OF INCOME AND EXPENSES
           for the quarters ended September 30, 2000 and 1999

                              (Unaudited)

                                                2000           1999
                                            -----------    -----------
Income:
  Interest on short-term investments        $   21,921     $   17,239
                                            -----------    -----------
    Total income                                21,921         17,239
                                            -----------    -----------
Expenses:
  Administrative                                25,592         22,880
                                            -----------    -----------
    Total expenses                              25,592         22,880
                                            -----------    -----------
Net loss                                    $   (3,671)    $   (5,641)
                                            ===========    ===========
Net loss allocated to General Partner             None           None
                                            ===========    ===========
Net loss allocated to Limited Partners      $   (3,671)    $   (5,641)
                                            ===========    ===========
Net loss per Limited Partnership Interest
  (37,447 issued and oustanding) -
  Basic and Diluted                         $    (0.10)    $    (0.15)
                                            ===========    ===========


The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PROPERTIES - XII

                   (An Illinois Limited Partnership)

                        STATEMENTS OF CASH FLOWS
         for the nine months ended September 30, 2000 and 1999

                              (Unaudited)

                                                  2000          1999
                                               -----------  -----------
Operating activities:
  Net (loss) income                            $  (24,610)  $    2,545

  Adjustments to reconcile net (loss) income
    to net cash used in operating activities:
      Net change in:

        Accounts and accrued interest
          receivable                                 (271)         192
        Accounts payable                           (6,544)     (19,142)

        Due to affiliates                         (21,838)       2,391
                                               -----------  -----------
  Net cash used in operating activities           (53,263)     (14,014)
                                               -----------  -----------
Net change in cash and cash equivalents           (53,263)     (14,014)
Cash and cash equivalents at beginning
  of year                                       1,393,754    1,407,779
                                               -----------  -----------
Cash and cash equivalents at end of period     $1,340,491   $1,393,765
                                               ===========  ===========

The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PROPERTIES-XII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 2000, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

As previously reported, class action litigation involving the Partnership was originally filed in February 1996. This litigation continues to exist after four and 1/2 years. Since inception of this litigation, the general partner has stated that the Partnership would not be dissolved until the conclusion of this litigation and that the general partner has a contingent right to seek recovery from the Partnership of the legal fees it expends in defending against this litigation. The general partner believed that this litigation would have been completed and resolved before now. Given the actions of plaintiffs' counsel to date, at this point in time the general partner does not believe that the litigation will be concluded in the near future. As a result, the general partner has decided that it will dissolve the Partnership in December 2000 and distribute all remaining cash reserves to the limited partners.

The Partnership has accrued on its financial statements the legal fees expended to date by the general partner in defending against this litigation. The general partner would be entitled to place such amounts, along with an amount representing anticipated future legal fees, in a trust account to be held until the conclusion of this litigation. Because the general partner believes such an action would not be in the best interests of the limited partners, it has decided not to do so and will distribute to limited partners such amounts accrued for legal fees. The general partner does not in any way waive its claim for indemnification under the partnership agreement; however, the general partner will not seek to recover from the limited partners any amounts distributed to them in attempting to satisfy the general partner's indemnification rights.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 2000 are:


                                              Paid
                                   -------------------------

                                   Nine Months    Quarter    Payable
                                  ------------   --------- ----------

Reimbursement of expenses to
  the General Partner, at cost    $ 44,240       $ 7,677   $ 7,194

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

Operations
----------
2000 Compared to 1999
---------------------

The operations of the Partnership in 2000 and 1999 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. During the quarter ended June 30, 1999, the Partnership received a partial real estate tax refund relating to the DeFoors Creek Apartments. As a result of this refund, the Partnership recognized net income during the nine months ended September 30, 1999.

As a result of higher interest rates in 2000, interest income on short-term investments increased during the nine months and quarter ended September 30, 2000 as compared to the same periods in 1999.

As described above, during the quarter ended June 30, 1999, the Partnership received a partial refund of a prior year's real estate taxes on the DeFoors Creek Apartments. This amount has been recognized as other income for financial statement purposes.

Primarily due to lower accrued legal fees in 1999 and an increase in printing costs in 2000, administrative expenses increased during the nine months and quarter ended September 30, 2000 as compared to the same periods in 1999. This increase was partially offset by a decrease in accounting fees.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $53,000 as of September 30, 2000 as compared to December 31, 1999 primarily due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

As previously reported, class action litigation involving the Partnership was originally filed in February 1996. This litigation continues to exist after four and 1/2 years. Since inception of this litigation, the general partner has stated that the Partnership would not be dissolved until the conclusion of this litigation and that the general partner has a contingent right to seek recovery from the Partnership of the legal fees it expends in defending against this litigation. The general partner believed that this litigation would have been completed and resolved before now. Given the actions of plaintiffs' counsel to date, at this point in time the general partner does not believe that the litigation will be concluded in the near future. As a result, the general partner has decided that it will dissolve the Partnership in December 2000 and distribute all remaining cash reserves to the limited partners.

The Partnership has accrued on its financial statements the legal fees expended to date by the general partner in defending against this litigation. The general partner would be entitled to place such amounts, along with an amount representing anticipated future legal fees, in a trust account to be held until the conclusion of this litigation. Because the general partner believes such an action would not be in the best interests of the limited partners, it has decided not to do so and will distribute to limited partners such amounts accrued for legal fees. The general partner does not in any way waive its claim for indemnification under the partnership agreement; however, the general partner will not seek to recover from the limited partners any amounts distributed to them in attempting to satisfy the general partner's indemnification rights.

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

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 2000 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter endedSeptember30,2000.

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


Date:  November 13, 2000
       -----------------